Form 10KSB
period 1996-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1996-07-02
CIK 838782

                              FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

          [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended March 31, 1996
                                  OR
      [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ________________ to ________________

Commission file number 0-23782

                 RENAISSANCE ENTERTAINMENT CORPORATION
      (Name of Small Business Issuer as Specified in its Charter)

        Colorado                                       84-1094630
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                Identification number

4440 Arapahoe Road, Suite 200, Boulder, Colorado                 80303
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:     (303) 444-8273

         Securities registered under Section 12(b) of the Act:

                                   None.

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.03 par value

                           (Title of Class)
             Common Stock, $.03 par value
             Class A Common Stock Purchase Warrants
             Class B Common Stock Purchase Warrants
             Units, each Unit consisting of one (1) Share of Common Stock, one (1) Class A Common Stock Purchase Warrant and one (1) Class B Common Stock Purchase Warrant

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes     X       No

   Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.                     [     ]

The Issuer's revenues for the year ended March 31, 1996 were $12,810,617.

As of May 31, 1996, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASDAQ National Market held by non-affiliates of the Registrant was approximately $51,362,000. As of May 31, 1996, 4,371,306 shares of the Common Stock of the Registrant were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates herein by reference the following:

Part III
- --------

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange
          Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 12.  Certain Relationships and Related Transactions.

      The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of March 31, 1995.

Transitional small business disclosure format (check one):  Yes    No  X

                                  PART I

                             ITEM 1:  BUSINESS

OVERVIEW

Renaissance Entertainment Corporation ("the Company") operates five Renaissance Faires in the United States, and is engaged in a strategy to develop and acquire additional Renaissance Faires nationwide. The newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project which was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. With its five Faires currently drawing close to 750,000 visitors annually, the Company believes that it is the largest operator of Renaissance Faires and Renaissance entertainment events in the United States.
 The Renaissance entertainment industry consists of over 100 separate events of varying size with a Renaissance theme and has an estimated attendance in excess of 4,000,000 visitors annually.

The Renaissance Faire is a recreation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.
This fantasy experience is created through authentic craft shops, food vendors and continuous live entertainment throughout the day, both on the street and the stage including actors, jugglers, jousters, magicians, dancers and musicians.

The Company owns and operates the Bristol Renaissance Faire in Kenosha, Wisconsin serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire in Novato, California serving the San Francisco Bay area; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; the New York Renaissance Faire serving the New York City metropolitan area; and the Virginia Renaissance Faire in Fredericksburg, Virginia serving the Washington, D.C. and Richmond metropolitan areas. The Company has a long-term strategy of expansion through internal growth and acquisitions which, the Company believes, will strengthen its market position.

HISTORY

The Company was incorporated under the laws of the State of Colorado on June 24, 1988 as Highpoint Technology, Inc. On April 6, 1993, the Company acquired Ellora Corporation ("Ellora"), a Wisconsin corporation, which owned and operated the Bristol Renaissance Faire located in Kenosha County, Wisconsin, in exchange for 1,000,000 shares of Common Stock. Following the acquisition, the Company changed its name to Renaissance Entertainment Corporation.

In 1993, the Company organized Heroes and Villains, Ltd. ("H&V") for the purpose of presenting live combat jousting both at Renaissance Faires owned by the Company and to a limited extent under contract with third parties. H&V was merged into the Company effective March 31, 1996.

In April 1994, the Company acquired from the Living History Centre ("LHC"), a California non-profit public benefit corporation, substantially all of the assets used in connection with the Northern California Renaissance Faire in the San Francisco Bay area and the Southern California Renaissance Pleasure Faire, serving the Los Angeles area. The Company issued 875,000 shares of Series A Convertible Preferred Stock and 568,333 shares of Common Stock to acquire the Faires and related assets. The Convertible Preferred Stock was converted into 291,667 shares of Common Stock during January 1995, in connection with an offering of the Company's securities.

In February of 1996, the Company acquired all of the issued and outstanding stock of Creative Faires, Ltd., which owns and operates the New York Renaissance Faire. In connection with this acquisition, the Company issued 270,000 shares of Common Stock to the former shareholders of Creative Faires, Ltd.

STRATEGIC PLAN

     The Company's strategic plan is to grow internally as well as through the acquisition of additional Renaissance Faires located throughout the United States. The Company believes that with a long-term strategy of internal growth and acquisitions, the Company will strengthen its market position.

     The Company estimates that there are currently 20 major Renaissance Faires produced in various locations throughout the country each year which are owned by approximately 13 different owner/entities. These Faires are predominantly in major metropolitan areas and in many cases have a history of decades of profitable operation. Because of the fragmented nature of the industry, the Company believes that it has an opportunity to acquire existing major Faire productions as well as develop productions in areas which are not currently serviced. The Company believes that there are numerous locations where new Faires can be developed and operated profitably. The Company has an extensive program to identify areas with suitable demographics for additional Renaissance Faires.

EXISTING RENAISSANCE FAIRES AND SITES

     The Company presently owns and produces five Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire in Novato, California serving the San Francisco Bay area; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; the New York Renaissance Faire serving the New York City metropolitan area; and the Virginia Renaissance Faire in Fredericksburg, Virginia serving the Washington, D.C. and Richmond metropolitan areas.

     BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is conducted at the Kenosha, Wisconsin site owned by the Company. It has been in existence for approximately 15 years. The Bristol Renaissance Faire is presented annually for nine weekends beginning the last weekend in June and ending the third weekend in August. The Bristol Renaissance Faire attracts approximately 170,000 patrons each year.

     The Bristol Renaissance Faire was originally located on 80 acres. In May 1995, the Company purchased an adjacent 80 acres of real estate which in the past it had used under lease, for a purchase price of $850,000. During the first quarter of fiscal 1996, the Company refinanced both 80 acre parcels with one loan. The new loan, in the original principal amount of $l million, bears interest at the rate of 9 1/2% per annum, and calls for annual principal reduction payments of $100,000 until the entire principal balance, together with interest, has been paid in full. The loan balance at March 31, 1996 was $900,000.

     As the site of the Bristol Renaissance Faire is owned, the structures and improvements which have been constructed on the site, including the vendor booths, are permanent in nature and do not have to be removed from year to year. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops, which represent permanent improvements and value added to the Company's real estate.

     While the Company believes that the property is amenable to some income-producing off-season activity, historically, the Company has only utilized the site for the Renaissance Faire, and the property has been vacant during the off-season. The Company is considering year-round uses which could include campgrounds, a micro-brewery, an Octoberfest and music festivals. To date, however, there exist no agreements, arrangements or other understandings with respect to alternate year-round uses, and there can he no assurance that the Company will be successful in developing any income-producing, off-season activities.

     NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 30 years. This Faire is conducted annually for six to seven weekends, typically beginning Labor Day weekend and running through the first or second weekend of October. The Faire typically attracts 200,000 patrons.

     The Northern California Faire is located on leased property in Novato, California. The lease is currently on a year-by-year basis, and the Company has a lease to cover the 1996 Faire. The rent was $200,000 in 1995 and will be $300,000 for the 1996 Faire. The Company is actively seeking a new permanent site for the Northern Renaissance Pleasure Faire. While a new site has been identified, there can be no assurance that the Company will be successful in acquiring a new Faire site for the Northern California Renaissance Pleasure Faire.

     In contrast to the permanent structures constructed at the Bristol Renaissance Faire, all structures, including the gates, stages, booths, shops and arenas utilized in the California Renaissance Pleasure Faires are mobile.
 These props are loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, are stored at the Northern Renaissance Faire site. The booths and craft shops utilized by vendors are owned by the individual vendors and moved onto the site for the Faire and then removed by them. The Faire is constructed and removed much in the same way as a circus or traveling carnival.

     SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been conducted for the past 33 years in the Los Angeles metropolitan area. This Faire typically attracts 200,000 patrons and is held annually for nine weekends beginning mid-April and ending Mid-June.

     The Southern Renaissance Pleasure Faire is held in Glenn Helen Regional Park located near Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a seven-year lease which will expire following the 1996 Faire. Rental under the lease is equal to 3.5% of gross revenues. The Company is currently investigating new sites for the Southern Renaissance Pleasure Faire.

     The Southern Renaissance Pleasure Faire site is only occupied during the Faire season and must be vacated following completion of the Faire. Accordingly, all structures are mobile and transported to the Northern Renaissance Faire site for storage during the off-season.

     NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996.
 The New York Renaissance Faire opened in July 1978 and recreates a 16th century English country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear as well as other arts and crafts shows in the New York tri-state area. The Company issued 270,000 shares of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd.

     VIRGINIA RENAISSANCE FAIRE. The Company's newest Faire is located in Fredericksburg, Virginia on 250 acres of land purchased by the Company in July of 1995 for $925,000. Like the Bristol Faire, this is a permanent facility, which opened for business on May 4, 1996 and operated for seven weekends. All buildings on the property, including performance stages, restaurants, ale stands and craft shops, were designed in a unified style appropriate to the Renaissance period and were constructed by the Company during the year prior to opening. This is the first time the Company has developed a Faire on its own, since all other Faires owned by the Company represented acquisitions of existing businesses. Management believes the Virginia Faire to be the most distinctive and dramatic of all Renaissance Faires in the country, including those owned by competitors in the industry, and expects that it will serve as the Company's flagship Faire for many years to come.

     The construction of the Faire was financed with a $1.5 million mortgage, repayable over 15 years at an initial interest rate of 8.65% annually, plus the use of corporate funds. The Company also borrowed $250,000 to finance the construction of buildings for crafts vendors, with repayment over five years at an interest rate of 9.5% annually. Some vendors have paid for their buildings outright, others have utilized the financing provided by the Company, while others rent space with an option to purchase. The Company arranged for vendor financing in order to attract desirable vendors to the new Faire, and to develop a permanent contingent of Faire participants.

     Management of the Virginia Faire is largely handled by employees of the Bristol Faire, including such areas as entertainment, facilities maintenance, vendor relations and event finance. The Bristol Faire opens the last week in June, two weeks after the seven-week run of the Virginia Faire. Although there are currently no other activities scheduled on the property for 1996 other than the Virginia Renaissance Faire, the Company expects to develop other income-producing activities, which may include a Halloween forest of fright, music festivals, Christmas activities and other special events. To date, however, there exist no agreements, arrangements or other understandings with respect to alternate year-round uses.

PRODUCTION OF RENAISSANCE FAIRES

     The production of a Renaissance Faire consists of (i) site identification and acquisition, (ii) applying for and obtaining governmental approvals, (iii) construction of necessary infrastructure, (iv) construction of the site, (v) marketing, and (vi) Faire operation.

     Site identification and acquisition is the responsibility of the Company's Vice President of Development and is a full-time activity. Once a site acquisition is completed, the Company begins the process of applying for all necessary governmental approvals, including licenses for food and beverage sales, liquor licenses, building permits and waste disposal permits.
 In the Company's experience, the licensing and permit process can take as little as 30 days and as long as six months.

     Subject to obtaining the necessary permits and licenses, the Company typically contracts with third parties for the construction of the necessary Faire infrastructure. This consists of facilities for water, electricity, service roads and sewage holding tanks. Typically, construction of the necessary infrastructure and facilities takes approximately three months.

     Construction of an actual Renaissance Faire site involves building front gates, theatrical stages, craft and food booths, jousting arenas and other related facilities. The Company has its own construction manager responsible for completing these improvements who will typically hire a local crew and oversee and supervise completion of the project. Construction of these facilities typically takes six to nine months and runs concurrently with the development of the infrastructure.

     On sites leased by the Company, expenses incurred in the construction of permanent infrastructure must be amortized over the term of the lease, which theoretically could be a period as short as one Faire season.

     The Company owns all the theatrical props and costumes necessary to mount a full Renaissance Faire production. When ready to present the Faire, the Company will move onto the site with its costumes and props, its entertainers who are under contract and an entire middle management staff to supervise and administer the operation of the Faire. The professional entertainers operate under contracts with the Company, which are typically renewed from year to year. The Company has never experienced any difficulty in obtaining qualified professional entertainers for any of its productions. The Company provides instruction in diction, costuming and performance to apprentice actors, who, in return, perform at the Faire without pay. There are over 100 street actors interacting with Faire patrons at any given time, with over 1,000 seasonal employees and volunteers.

VENDORS

     Approximately 13% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftsmen who sell food and crafts, and offer games and rides.

     At the Bristol Renaissance Faire site, the vendors and craftsmen are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $850. Since the structures are permanent in nature, once built they become the property of the Company and substantially increase the value of the Company's asset at that location.

     At the Virginia Renaissance Faire site, shops and booths are constructed either by the Company or the vendor, and are paid for by the vendor, unless financing or rental arrangements are in place (as discussed previously). All buildings so constructed become a permanent part of the Faire and are the property of the Company. Vendor fees have been largely waived in Virginia during 1996, its first year of operation, in order to encourage vendors to participate in this new venture.

     At the Northern and Southern California Renaissance Pleasure Faires, craft shops and booths are owned by the vendors and transported onto the site for the duration of the Faire and then removed. In lieu of a flat fee to participate, vendors at the California Faires pay the Company a fee equal to 15% of their gross revenues.

     Vendors occupy their booths and shops pursuant to written lease agreements with the Company which have a term of one year, and require renewal by both the vendor and the Company each year. Under these agreements, each vendor agrees to indemnify and hold harmless the Company from any liability which may arise by virtue of the vendors' activities at the Faire. Nevertheless, the Company maintains general public liability insurance which also provides coverage for such risks.

REVENUE SOURCES

     A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees.

     GATE ADMISSIONS. Gate admissions are set between $14.00 and $17.50 for an adult. Discount coupons are available at retail outlets operated by the Company's sponsors, including Safeway, Amoco Stations and Sentry Foods. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include live combat jousting, a falconer, sword duels, Shakespearean vignettes and authentic belly-dancing. Gate admissions represent approximately 44% of the Faire's total revenues.

     BEVERAGE INCOME. The Company sells beer, wine and soft drinks at each Faire. Beverage sales represent approximately 23% of Faire revenues.

     PARKING INCOME. The California Faires charge $6.00 per car for regular parking and $10 for preferred close-in parking. The Bristol and New York Faires do not charge for regular parking, but in 1996 will initiate $5 preferred parking. The Virginia Faire charges $2 for regular parking. Parking revenue represents approximately 8% of Faire revenues.

     FOOD REVENUE. At the California and New York Faires, all food concessions are run by independent vendors. These vendors pay the Company a commission equal to approximately 15% of their gross revenues. At the Bristol Faire, the Company owns certain food items such as turkey legs, pizza, roast beef and brats (sausages); additional food items are sold by independent food vendors who pay the Company approximately 15% of their gross revenues. At the Virginia Faire, the Company currently owns all of the food concessions. In the aggregate, food revenues represent approximately 8% of total Faire income.

     CRAFT FEES. Each Faire has over 150 independent craft vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The glassblowers and lace-makers are generally very popular. The craft vendors in California pay the Company a fee of approximately 15% of their gross revenue. At the Bristol, New York and Virginia Faires, craft vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income. Craft fees also represent approximately 7% of total Faire revenues.

     GAME FEES. Many games and rides are operated by independent contractors. The Company receives 15% of the gross revenues from these games and rides, which represents, in the aggregate, approximately 1% of total Faire revenues.

     CAMPING FEES. The Company allows employees and independent vendors to camp at the Faire sites during the Faire season. The Company provides portable rest room facilities, showers and security for campers. The campers are charged and pay a fee for these services.

     SOUVENIR REVENUE. The sale of souvenir tee-shirts, sweatshirts, beer mugs, books and other high quality merchandise appropriate to the Renaissance era is believed by the Company to represent an area of excellent future opportunity. During 1995 the Company hired a Director of Marketing to oversee the design, manufacture, acquisition and sale of merchandise products at all of its Faires. It is intended that the Company's products will also be sold through other outlets, such as catalogues, department stores, and on-line via the Company's Internet Web site. There can, however, be no assurance that the Company will be successful in marketing its products and memorabilia through alternative means in the future. Souvenir sales to date represent approximately 5% of Faire income.

     SPONSORSHIP FEES. The Company solicits sponsorship arrangements with major sponsors including Coca-Cola Company, Anheuser-Busch, Inc., Miller Brewing Company, Amoco Production Company and Eastman Kodak Company. The sponsors also participate in joint advertising campaigns. In the past, sponsorship fees have represented approximately 2% of Faire revenues.

MARKETING

     The Company markets its Faires as entertainment events for the whole family, which also include shopping and food. Marketing is accomplished through local television and radio stations which, from time-to-time, and, often in conjunction with other advertisers, conduct live broadcasts from the Faires. Supplementing this television and radio advertising, newspapers and billboards provide essential information to the general public regarding the cost of admission, location and times of operation. Artistic brochures and fliers are directed toward groups for advanced sales campaigns.

     In conjunction with the advanced sales campaigns, the Company has also undertaken a "Sponsorship" campaign. Major sponsors have included American Airlines, Inc., Eastman Kodak Company, Hyatt Hotels & Resorts, Inc., Heilman Breweries, Inc., Coca-Cola Company, Miller Brewing Company, Amoco Production Company and Sentry Foods, Inc. Agreements with such sponsors have included joint advertising, sponsorship fees, and product giveaways.

SEASONALITY AND WEATHER

     The Company generates its revenue primarily from the production of Renaissance Faires. Since, at this point, they are exclusively outdoor events, each Faire is scheduled for the time of year most likely to minimize the risks and hazards of inclement weather. With a total of five Faires in various U.S. locations, the Company has been able to extend the period of revenue generation from April (the Southern California Faire) through October (the Northern California Faire), with the Virginia Renaissance Faire being held during May and June, the Bristol Renaissance Faire during July and August, and the New York Faire during August and September. The spread of Faires over a seven-month period, and the geographic spread across the West coast, the East coast and the mid-West, helps to assure that inclement weather in one particular geographic area at any particular time does not adversely threaten the Company's entire source of revenue. It is normal, however, for adverse weather to harm the financial results during certain weekends of any particular Faire.

     During the months from October through April, the Company currently has no material income-generating activity and must meet its working capital requirements from cash flow earned during the Faire season. Creative Faires, Ltd. had operated craft shows and the Forest of Fear on the New York site during the fall and spring. The Company plans to continue those events and also to develop fall events at certain of the Company's other Faire sites.
It is anticipated that this, along with merchandising income, will result in income during the non-Faire season.

     Each Faire is scheduled for a finite period which is determined substantially in advance in order to facilitate advertising and other promotional efforts. Since attendance at each Faire is dependent upon the weather, poor weather conditions can result in substantial declines in attendance and loss of revenues. The Company is also vulnerable to severe climatic events which are similarly beyond its control but nevertheless could have a direct and material impact upon the Company's relative success or failure.

COMPETITION

     As a promoter and operator of family entertainment events, the Company faces competition both from other producers of Renaissance Faires as well as from other more traditional entertainment alternatives, including amusement parks, theme parks, local and county fairs, and specialty festivals.

     While there are more than 100 annual entertainment events produced in the country with a Renaissance theme, there are only 20 major Renaissance Faire productions operated in major metropolitan areas throughout the country. As families typically do not travel to distant metropolitan areas in order to attend a Renaissance Faire, the Company does not experience direct competition with those other major productions. More significant competition comes from other entertainment alternatives and smaller fair events.

     Further, by the very nature of Renaissance Faires and the lack of protection afforded by trademark, service mark and unfair competition laws, there exist few barriers to entry into the industry, and there can be no assurance that other companies with substantially greater resources will not develop competing Faires in the metropolitan areas where the Company has established productions.

INTELLECTUAL PROPERTY

     Because of the number of existing Faire productions with Renaissance themes, it is unlikely that the Company will be able to rely upon trademark or service mark protection for the name "Renaissance Faire" in connection with its business. However, the Company did obtain in connection with its acquisition of Living History Center assets an assignment of a California registration of the mark "Renaissance Pleasure Faire" which applies only to the state of California. The Company also has a Virginia service mark for the "Virginia Renaissance Faire." Further, it is possible that the Company could apply for and obtain trademark or service mark registrations on a state level for its other individual Faires, such as "Bristol Renaissance Faire" and other name-specific marks associated with the "Renaissance Faire" description as those names are acquired or developed.

     While the Company may be able to protect a site-specific name for its productions, the Company does not consider this protection a significant deterrent to the entry of competitors into existing markets, given the limited barriers to such entry.

PUBLIC LIABILITY AND INSURANCE

     As a producer of public entertainment events, the Company naturally has exposure for claims of personal injury and property damages suffered by visitors to the Company's Renaissance Faires. To date, however, the Company has only experienced minimum claims which have been resolved quickly without litigation. The Company maintains comprehensive public liability insurance which it considers to be adequate against this exposure.

     Independent vendors operating food concessions, games and rides are required to obtain liability insurance protection, and to provide the Company with proof of such coverage. Alternatively, an independent vendor can be added as an additional insured under the Company's liability insurance policy for an additional fee.

GOVERNMENT REGULATION

     Since food and alcoholic beverages are served and sold at the various Faire sites, the Company, its vendors and/or subsidiaries must comply with all applicable rules, regulations and/or ordinances pertaining to the handling and sale of such items. Any material violation of these regulations would subject the Company, its vendors and/or its subsidiaries to the possibility of having necessary food service permits and liquor licenses revoked. Material violations may also result in penalties and fines being assessed against the Company. The Company must also comply with all state and federal labor laws and regulations, including all minimum wage and overtime provisions.

     The Company believes that it is in compliance with all such laws, and does not anticipate that any existing law will have a material adverse impact upon the proposed business and operations of the Company. Although future compliance cannot be assured in the event of future changes in such laws or the addition of regulations governing the proposed business and operations of the Company, the Company will, at all times, endeavor to take all feasible and required actions necessary to maintain compliance with such laws.

EMPLOYEES

     The Company presently has 9 full-time employees working for its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and part-time employees who are engaged during the Faire presentation. The Bristol Faire has 7 full-time employees, the California Faires have 30 full-time employees, the New York Faire has 7 full-time employees and the Virginia Faire has 5 full-time employees.

     During Faire presentations, there are over 100 street actors interacting with Faire patrons at any given time, with over 1,000 seasonal employees and volunteers. The Company trains its professional street actors, who perform under contract with the Company for a fixed fee. In addition, the Company invites numerous apprentice actors and actresses to its training programs to perform during the Faire on a volunteer basis. Only after an actor or actress has gained a particular proficiency are they invited to become a fully-paid contract actor for the Company.

     The Company has plans for aggressive acquisition and growth using the current staff and management systems of the Faire as a management infrastructure. This initial creation of a year-round staff has increased expenses, but will, in management's opinion, achieve significant economies of scale as the Company acquires and produces additional Faire operations. The Company believes that it currently has full-time management sufficient to operate nine annual Faires; however, there can be no assurance that rapid expansion will not necessitate further demand for mid-level management.

                             ITEM 2:  PROPERTY

     The Company's corporate headquarters are located at 4440 Arapahoe Road, Suite 200, in Boulder, Colorado. This property measures 2,000 square feet and is currently leased at $3,065 per month, with increases of 5% per annum, expiring March 31, 2000. The Company considers these offices to be suitable for its needs for the duration of the lease term.

     The Company owns approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The land is subject to a mortgage dated April 7, 1995, in the original principal amount of $1 million, which bears interest at the rate of 9 1/2 % per annum and requires annual principal reduction payments of $100,000 each September 1 until the entire principal balance, together with all accrued interest, has been paid in full. The principal balance at March 31, 1996 was $900,000.

     The Company leases the property where the Northern California
Renaissance Pleasure Faire is held, located at 1410 Highway 37, Novato, California 94945. Office quarters for all California personnel is included in the overall lease covering the Faire site, which expires February 29, 1997.

     The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. It also has leased offices in New York City and Westhampton Beach, New York.

     On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. This property houses the Virginia Renaissance Faire. The construction of the Faire was financed with a $1.5 million mortgage, repayable over 15 years at an initial interest rate of 8.65% annually, plus the use of corporate funds. The Company also borrowed $250,000 to finance the construction of buildings for crafts vendors, with repayment over five years at an interest rate of 9.5% annually.

                   ITEM 3:  LEGAL PROCEEDINGS

     From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material adverse effect on its business.

      ITEM 4:  MATTERS SUBMITTED TO VOTE OF SECURITYHOLDERS

     The Company did not submit any matters to a vote of its securityholders during the fourth quarter of its fiscal year ended March 31, 1996.

                             PART II

             ITEM 5:  MARKET FOR THE COMMON EQUITY
                AND RELATED STOCK HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On September 1, 1995, the Company's Common Stock began trading on the NASDAQ National Market. From January 27, 1995 to August 31, 1995, it traded on the NASDAQ Small-Cap Market and on the Boston Stock Exchange, and prior to that time, the stock was traded over-the-counter on the OTC Electronic Bulletin Board. The high and low bid prices for the Common Stock shown below are quoted by the National Quotation Bureau, Inc. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not reflect prices in actual transactions.

                 Fiscal Year Ended March 31     High      Low
                 --------------------------     -----    -----
                      1995
                 First Quarter                 $ 2.61   $ 2.46
                 Second Quarter                  3.50     2.79
                 Third Quarter                   4.50     3.50
                 Fourth Quarter                  9.00     6.75

                      1996
                 First Quarter                   9.75     7.25
                 Second Quarter                  9.38     7.75
                 Third Quarter                  12.25     8.00
                 Fourth Quarter                 14.00    11.25

                      1997
                 First Quarter                  13.25    11.25

     As of June 15, 1996 there were approximately 1,100 shareholders of record.

DIVIDENDS

     The Company has never paid cash dividends on its common stock, and does not anticipate the payment of such dividends in the foreseeable future. In connection with the Company's acquisition of the Living History Centre's assets, the Company issued 875,000 shares of Series A Convertible Preferred Stock. The preferred shares had an annual six percent (6%) dividend payable monthly in arrears beginning in May, 1994. During January, 1995, all 875,000 shares of Series A Convertible Preferred Stock was converted into 291,667 shares of the Company's $.03 par value Common Stock, and all dividend obligations with respect to the Preferred Shares were extinguished. Prior to conversion, the Company paid dividends totalling $43,115 related to the Preferred Shares.

        ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO MARCH 31, 1995

     The most significant events of the past year were the purchase of Creative Faires, Ltd. (owner of the New York Renaissance Faire) and construction of the Virginia Renaissance Faire. The acquisition of Creative Faires has been accounted for as a pooling of interests, which means that all financial results of Creative Faires, Ltd. have been retroactively merged into those of the Company. Accordingly, all references to the Company's balance sheets at March 31, 1995 and March 31, 1996 include the financial position of Creative Faires. Because the Company has a March 31 fiscal year end and Creative Faires has a December 31 fiscal year end, the balance sheets of Creative Faires as of December 31, 1994 and December 31, 1995 have been consolidated into the Company's balance sheets as of March 31, 1995 and March 31, 1996, respectively.

     Although inflation can potentially have an effect on financial results, during the 1996 fiscal year it caused no material effect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

     Reviewing the change in financial position over one year previous, current assets, largely comprised of cash and prepaid expenses, decreased from $4,030,924 at March 31, 1995 to $2,119,867 at March 31, 1996, a decrease of $1,911,057 or 47%. Of those amounts, cash and cash equivalents decreased from $3,314,407 at March 31, 1995 to $631,063 at March 31, 1996, due to cash outflow from operations during the year, plus the use of cash for construction of the Virginia Faire. Accounts receivable increased from $50,128 at March 31, 1995 to $392,814 at March 31, 1996, representing amounts due to the Company from vendors at the 1994 San Francisco Faire, funds due from exercise of stock warrants, and $323,380 in refunds due from federal and state tax authorities. Inventory, comprised of merchandise sold at the Faires and various food and beverage supplies, increased from $82,900 on March 31, 1995 to $116,221 on March 31, 1996, largely reflecting merchandise remaining from the previous season and the purchase of new products for upcoming Faires. Prepaid expenses increased from $582,489 at March 31, 1995 to $979,769 at March 31, 1996. These costs represent expenses incurred on behalf of the Los Angeles and Virginia Faires, which are expensed once those Faires are operating.

     Current liabilities increased from $1,047,960 at March 31, 1995 to $2,104,844 at March 31, 1996, an increase of $1,056,884 or 101%. This increase is largely due to construction spending on the Virginia Faire. In large part due to that project, accounts payable and accrued expenses increased from $438,723 on March 31, 1995 to $1,181,090 on March 31, 1996, an
increase of $742,367 or 169%. The current portion of notes payable increased from $59,430 on March 31, 1995 to $437,956 on March 31, 1996. Of the
increase, $250,000 was due to short-term borrowings on a line of credit in Wisconsin, plus $100,000 reflects the current portion of a 10-year mortgage taken against land in Kenosha, Wisconsin. (In April 1995 the Company acquired 80 acres adjacent to the existing Bristol Renaissance Faire site in Kenosha, Wisconsin for $800,000. The mortgage on the original property, with a principal amount of $460,000, was rolled into a new $1,000,000 mortgage, secured by both parcels of land.) Income taxes payable dropped from $48,175 on March 31, 1995 to nil at March 31, 1996, the result of incurring a net loss in the 1996 fiscal year. Unearned income, which consists of the sale of admission tickets to upcoming Faires and deposits received from craft vendors for future
Faires, decreased modestly from $501,632 at March 31, 1995 to $485,798 at March 31, 1996.

     The changes in current assets and liabilities resulted in a decrease in working capital of $2,967,941 or 99%, from $2,982,964 at March 31, 1995 to $15,023 at March 31, 1996. The decrease in working capital is primarily due to use of cash to fund the Virginia construction project, which transfers assets out of working capital and into long-term assets, as well as cash outflow from operations in the current fiscal year. The Company's future liquidity is highly dependent on results of the fiscal 1997 Faire season. It is management's opinion that cash flow from operations will not be adequate to fund the Company's cash needs through the end of the 1997 fiscal year, and that it will be necessary to raise additional working capital, either through debt or equity, for this purpose. Efforts are currently underway to accomplish that goal.

     Total assets for the year ended March 31, 1996 increased from $7,037,596 to $10,433,469, an increase of $3,395,873 or 48%. Of those amounts, property and equipment (net of depreciation) increased 200% from $1,716,809 on March 31, 1995 to $5,156,217 on March 31, 1996. Most of the increase reflects the purchase and improvements of land in both Virginia and Wisconsin, with lesser amounts going toward leasehold improvements and new equipment at all locations. Construction in progress (the cost of buildings in Virginia) increased from nil in 1995 to $1,080,895 at March 31, 1996. Upon completion of the construction project, that amount will be reclassified to property and equipment. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $1,126,765 at March 31, 1995 to $1,046,285 at March 31, 1996. Other miscellaneous assets (organizational costs and vendor deposits) increased from $83,098 at March 31, 1995 to $121,909 at March 31, 1996.

     Total liabilities increased from $1,499,085 at March 31, 1995 to $4,636,031 at March 31, 1996, an increase of $3,136,946 or 209%. Liabilities at March 31, 1996 includes $2,104,844 in current liabilities (discussed above), plus $2,531,187 from the long-term portion of the following bank loans: a $900,000 mortgage on the Bristol Faire property, a $1,500,000 mortgage on the Virginia Faire property, a $250,000 loan for construction of vendor booths in Virginia, and approximately $55,000 for auto loans and the lease of office trailers.

     The Company's cash requirements are greatest during the period from January 1 through April 30 when preparing for the Los Angeles and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At March 31, 1996, the Company had $1,000,000 in short-term lines of credit available to it. Of that amount, the full $250,000 line in Wisconsin had been drawn but none of the $750,000 line in Colorado had been drawn. Both lines of credit require full repayment by September 1, 1996. As mentioned above, additional working capital will be required to fund the Company's operations during fiscal 1997.

     Stockholders' Equity increased from $5,538,511 at March 31, 1995 to $5,797,438 at March 31, 1996, an increase of $258,927 or 5%. This increase resulted from the exercise of 155,408 Class A Warrants at $4.00 per share; the exercise of 83,017 Class B Warrants at $5.25 per share; the exercise of 85,530 employee stock options at prices ranging from $2.82 to $7.00 per share; the repurchase of 10,313 shares by the Company at $8.00 per share; and the $1,273,671 net loss incurred during fiscal 1996. As of March 31, 1996 the Company had 4,360,853 shares of common stock outstanding, 969,592 Class A Warrants convertible to common stock at $4.00 per share, and 1,041,983 Class B Warrants convertible to common stock at $5.25 per share. The book value of a share of common stock (stockholders' equity divided by number of shares outstanding) as of that date was $1.33.

RESULTS OF OPERATIONS - FISCAL 1996 COMPARED TO FISCAL 1995

     Comparisons of the fiscal year ended March 31, 1996 with the fiscal year ended March 31, 1995 include Creative Faires, Ltd. (owner of the New York Renaissance Faire). That February 5, 1996 acquisition has been accounted for as a pooling of interests, which means that the financial results of Creative Faires, Ltd. have been retroactively merged into those of the Company. Accordingly, the Company's results of operations for fiscal 1995 and fiscal 1996 include the results of Creative Faires. Because the Company's fiscal year ends on March 31 and Creative Faires' ends on December 31, the income statement of Creative Faires for the fiscal years ended December 31, 1994 and December 31, 1995 have been consolidated into the Company's income statements for the fiscal years ended March 31, 1995 and March 31, 1996, respectively. Results of operations for Creative Faires, Ltd. includes three crafts shows and a Halloween Forest of Fear in addition to the New York Renaissance Faire, although the Faire represents most of its revenue.

     The results of operations of the Company for the fiscal year ended March 31, 1996 reflect the nineteen-day run of the Los Angeles faire, the nineteen-day run of the Wisconsin faire, the thirteen-day run of the San Francisco faire, and the seventeen-day run of the New York Faire. The comparable period of fiscal 1995 included the same number of days for Los Angeles, Wisconsin and New York, but included an additional four days for the San Francisco faire. The Virginia Renaissance Faire, under construction as of March 31, 1996, did not generate any revenues during fiscal 1996. Thus, these financials include the results of four operating Faires and one Faire under construction during fiscal 1996, as against four operating Faires during fiscal 1995. As a further note, as a result of the acquisition of the Los Angeles faire on April 1, 1994, the comparable figures for the 1995 fiscal year do not reflect advance ticket sales and certain prepaid expenses of the Los Angeles faire which were recognized by the prior owner.

     Revenue increased modestly from $12,539,653 for the fiscal year ended March 31, 1995 to $12,810,617 for the fiscal year ended March 31, 1996, an increase of $270,964 or 2%. During fiscal 1995 beverage operations for the Los Angeles and San Francisco Faires were handled by an outside contractor, and accordingly only the fee earned from that contractor was reported as revenue, whereas in fiscal 1996 the Company ran the beverage operation itself and recorded all revenue. Based on preliminary results for the nineteen-day run of the Los Angeles Faire during the first quarter of fiscal 1997 and the thirteen-day run of the Virginia Faire which completed its first run during this period, the Company estimates that revenues for the first quarter of fiscal 1997 will be approximately equal to revenue from the first quarter of fiscal 1996, despite the fact that the Company had two Faires during the 1997 period compared to one Faire in the 1996 period. The Company expects to report a net loss during the first quarter of fiscal 1997 compared to net income in the 1996 period, due to losses incurred with the opening of the Virginia Faire, reflecting the fact that it can take one or more years for a new Faire to become profitable, and due to a decrease in revenues for the Los Angeles Faire for the 1997 period compared to the 1996 period.

     Faire operating expenses (expenses directly related to faire operations, such as rent, grounds maintenance, contract services, contract entertainment, food, beverage and merchandise costs) increased $614,377 or 19%, from $3,212,491 in fiscal 1995 to $3,826,868 in fiscal 1996. This increase is partially due to the inclusion of beverage costs for the Los Angeles and San Francisco faires, which were not reported during the previous period when handled by an outside contractor, plus higher overall costs related to faire operations. The gross profit, representing operating income from faire operations before overhead expenses, decreased 4% from $9,327,162 in fiscal 1995 to $8,983,749 in fiscal 1996. This decrease is attributable to the shorter run of the San Francisco faire in fiscal 1996 and growing operating costs which were not offset by increased attendance.

     Operating expenses (year-round operating costs and corporate overhead) increased $1,888,568 or 22%, from $8,570,320 for fiscal 1995 to $10,458,888 for fiscal 1996. Of these amounts, salaries (wages paid to year-round employees) increased 17% from $3,474,799 in fiscal 1995 to $4,082,271 in fiscal 1996, representing a modest expansion of staffing levels company wide. Depreciation and amortization expense increased 42% from $351,215 in fiscal 1995 to $500,203 in fiscal 1996. This increase is largely the result of the Company's increased investment in property and equipment for the expanded Chicago faire, as well as investment in furniture and equipment for the corporate office, which moved to new quarters in April 1995. Substantial investment in buildings and improvements to the Virginia property were not subject to depreciation in fiscal 1996, because at March 31, 1996 the Virginia Faire had not yet opened. Under accounting rules those assets (categorized on the balance sheet as construction-in-progress) were not yet depreciable. Advertising expenditures increased 28% from $1,211,798 in fiscal 1995 to $1,546,701 in fiscal 1996.

     Other operating expenses (all other general and administrative expenses of the Company) increased $797,205 or 23%, from $3,532,508 for fiscal 1995 to $4,329,713 for fiscal 1996. This increase is the result of greater overhead costs at each Faire site plus other corporate activities which support faire operations and pursue new ventures. For example, a Merchandise Division was created to centrally design and produce products for sale at both Company-owned faires and other retail outlets. During the 1996 fiscal year, approximately $225,000 was spent developing new products and distribution opportunities. Second, approximately $90,000 in product design costs, which had been capitalized during the 1995 fiscal year, had to be expensed when changing circumstances required a different accounting treatment of that transaction. Third, approximately $160,000 in expenses were incurred searching for and negotiating for the rights to new sites for the Los Angeles and San Francisco faires. Management believes that those faires have the potential to be more profitable once they are located on long-term sites with permanent structures. Fourth, the Company expensed approximately $300,000 in overhead costs during construction of the new site in Virginia, including such costs as salaries, office rent and overhead costs related to overseeing construction. Although all of these above events unfavorably impacted fiscal 1996 results, management believes that collectively they were necessary to support the Company's existing business and to position it for better profitability in future years. As a result of the foregoing, net operating income (before interest charges and other income) decreased $2,231,981, from $756,842 for fiscal 1995 to a loss of $1,475,139 for fiscal 1996.

     A 128% increase in interest income from $48,132 in fiscal 1995 to $109,652 in fiscal 1996 resulted from the investment of cash proceeds from the January 1995 stock offering. Offsetting this was a 159% increase in interest expense from $53,223 in fiscal 1995 to $138,036 in fiscal 1996. The increase was due to a new $1,500,000 mortgage and $250,000 note on the Virginia property, plus a larger mortgage on the Wisconsin property. Combining interest income with interest expense resulted in an increase in net interest expense from $5,091 in fiscal 1995 to $28,384 in fiscal 1996. Miscellaneous expenses (primarily loss on sale of assets) of $28,327 in fiscal 1995 changed to $36,049 in miscellaneous income (rental income and vendor refunds) in fiscal 1996. (A $200,000 payment to the Company from the Commonwealth of Virginia, which was included in other income during the third quarter of fiscal 1996, was subsequently removed from income in the fourth quarter. This amount instead has been applied as a reduction of the cost of property and equipment at the Virginia Renaissance Faire.) Combining net operating income with other income resulted in a $2,190,898 decrease in net income before taxes, from income of $723,424 for fiscal 1995 to a loss of $1,467,474 in fiscal 1996.

     Since the Company incurred a net loss for the 1996 fiscal year, it has applied that loss against taxable income during the previous fiscal year, resulting in a credit of $193,803 in taxes previously booked. The excess in operating losses above what has been applied against the previous year

(approximately $1,400,000) will be carried forward to reduce taxable income in future periods. During the 1995 fiscal year, a year of net income, income tax expense of $147,000 was incurred.

     Net income to common shareholders decreased $1,806,980, from $533,309 in fiscal 1995 to a loss of $1,273,671 for fiscal 1996. Net income to common shareholders for fiscal 1995 is net of $43,115 paid in dividends on preferred stock. The Company's preferred stock was fully redeemed on January 27, 1995 in conjunction with the public offering, and there has been no preferred stock outstanding since that date. Finally, net income per share decreased from $0.21 during fiscal 1995 to a loss of $0.33 during fiscal 1996, based on 2,488,522 average weighted shares outstanding during fiscal 1995 and 3,912,091 shares outstanding during fiscal 1996.

     Although net operating income for the fiscal year ended March 31, 1996 decreased considerably from the previous year, that can be partially attributable to higher profits from the fiscal 1995 San Francisco faire, which operated for an additional two weekends in fiscal 1995 compared to fiscal 1996, and also to expenses incurred by the Company in order to strengthen existing Faires and better position the Company for the future. The most significant events of fiscal 1996 included construction of the Virginia faire, development of a centralized merchandising operation, the search for permanent locations for the Los Angeles and San Francisco faires, development of a centralized accounting and management information system, pursuit of acquisitions, and the investigation of new ventures compatible with the Renaissance Faire business. Management's goals remain consistent with what it expressed one year ago: (1) to improve the profitability of existing faires, (2) to acquire or build new faires, and (3) to develop new ventures compatible with the Company's existing business.

                  ITEM 7:  FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

     1.   Report of Independent Certified Public Accountants;

     2.   Consolidated Balance Sheet as of March 31, 1996
(audited);

     3.   Consolidated Statement of Operations for the Fiscal
          Years Ended March 31, 1995 and March 31, 1996
          (audited);

     4.   Statements of Changes in Stockholders' Equity for the
          Fiscal Years Ended March 31, 1994 through March 31,
          1996 (audited);

     5.   Statements of Cash Flows for the Fiscal Years Ended
          March 31, 1995 and March 31, 1996 (audited); and

     6.   Notes of Consolidated Financial Statements.


ITEM 8:  CHANGES IN CERTIFYING PUBLIC ACCOUNTANTS

     None.

                            PART III

     Part III, Items 9, 10, 11 and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of March 31, 1996.

ITEM 13:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     EXHIBITS

EXHIBIT NO                TITLE

*   1.0  Underwriting Agreement.

*   1.1  Letter of Intent with Duke & Co., Inc., dated August 3, 1994.

    2.0  Agreement and Plan of Merger by and among Western
         Renaissance Fair Presentation, Inc. and Renaissance
         Entertainment Corporation and Renaissance Pleasure
         Faires, Inc., dated March 4, 1994, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

    2.1 Asset Purchase and Sale Agreement by and among Living History Centre, Renaissance Entertainment Corporation and Renaissance Pleasure Faires, Inc., dated as of March 4, 1994, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

* 2.2 Plan and Agreement of Merger dated February 5, 1996 by and among Renaissance Entertainment Corporation,
         CFaires Acquisition Corp., Creative Faires, Ltd.,
         Barbara Hope and Donald C. Gaiti.

 3.0(i) Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

3.0(ii)  By-Laws, incorporated by reference from the Amendment
         No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

*   3.1  Articles of Amendment to the Articles of Incorporation.

    4.1 Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant's
         Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

*   4.2  Specimen Class A Warrant Certificate.

*   4.3  Specimen Class B Warrant Certificate.

*   4.4  Warrant Agreement.

*   4.5  Underwriter's Warrant Agreement.

*   4.6  Certificate of Designations, Preferences, and Rights of
         Series A Convertible Preferred Voting Stock of
         Renaissance Entertainment Corporation.

*   4.7  Renaissance Entertainment Corporation 1993 Stock
         Incentive Plan.(1)

* 5.0 Opinion of Neuman & Cobb regarding the legality of the securities being registered.

   10.1 Stock Pooling and Voting Agreement, incorporated by reference from the Registrant's Current Report on Form
         8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

10.2(i)  Consultation Agreement with Charles S. Leavell dated
         April 1, 1995.(1)

10.2(ii) Consultation Agreement with Charles S. Leavell
         Extention I dated October 1, 1995.(1)

10.2(iii)Consultation Agreement with Charles S. Leavell
         Extention II.(1)

10.3(i)  Employment Agreement with Miles Silverman, from the
         Registrant's Current Report on Form 8-K dated April 1,
         1994, filed with the Commission on April 15, 1994.(1)

**10.3(ii)Employment Agreement with Miles Silverman, from the
         Registrant's Current Report on Form 8-K dated December
         31, 1995.(1)

   10.4 Employment Agreement with Phyllis Patterson, incorporated by reference from the Registrant's Current
         Report on Form 8-K dated April 1, 1994, filed with the
         Commission on April 15, 1994.(1)

10.5(i) Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

**10.5(ii)Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995.(1)

10.6(i) Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

**10.6(ii)Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995.(1)

*  10.7  Employment Agreement with J. Stanley Gilbert.(1)

*  10.8  Employment Agreement with Rikki Kipple.(1)

   10.9  Creative Business Strategies, Inc. 1994 Consulting and
         Warrant Compensation Agreement, incorporated by reference from the Registrant's Registration Statement on Form S-8 which was declared effective on March 18, 1994.(1)

* 10.10  Consultation Agreement with Creative Business
         Strategies, Inc.(1)

* 10.11  Letter Agreement with Rob Geller dated July 19, 1994.(1)

* 10.12  Agreement with The Living History Centre dated August
         25, 1994.

* 10.13  Specimen Vendor and Exhibitor Agreement for the Bristol
         Renaissance Faire.

* 10.14  Specimen Vendor and Exhibitor Agreement for the
         Northern and Southern Renaissance Pleasure Faires.

* 10.15  Specimen Bristol Renaissance Faire Concession
         Agreement.

* 10.16  Specimen Bristol Renaissance Faire Games Concession
         Agreement.

* 10.17  Office Lease.

* 10.18 Services Agreement between The Living History Centre and Renaissance Pleasure Faires, Inc.

* 10.19  Standard Industrial Lease Agreement between TFC
         Development Company and The Living History Centre.

* 10.20 Amendment No. 1 to Standard Industrial Lease Agreement between TFC Development Company and The Living History
         Centre.

* 10.21 Amendment No. 2 to Standard Industrial Lease Agreement between TFC Development Company and The Living History
         Centre.

* 10.22 License Agreement and Lease with San Bernardino County for the Southern Renaissance Pleasure Faire site.

* 10.23  License Agreement between Theme Events, Ltd. and The
         Living History Centre.

* 10.24  Consent to Assignment of License Agreement between
         Theme Events, Ltd. and The Living History Centre.

* 10.25 Contract to purchase eighty (80) acres of land adjacent to the Bristol Renaissance Faire site.

* 10.26  Investment Banking Agreement with Duke & Co., Inc.

* 10.27 Contract to purchase approximately 250 acres of land in Stafford County, Virginia

**10.28  Lease Agreement between Creative Faires, Ltd. and
         Sterling Forest Corporation dated June 12, 1996.

  10.29  Mortgage dated April 7, 1995 with Bank One, Kenosha
         N.A. with respect to Bristol Property.

* 10.30  Employment Agreement dated February 5, 1996 with
         Barbara Hope.(1)

* 10.31  Employment Agreement dated February 5, 1996 with Donald
         C. Gaiti.(1)

  10.32 Line of credit with Bank One, Wisconsin in the amount of $250,000 dated February 6, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

  10.33 Line of credit with Union Bank & Trust in the amount of $250,000 dated December 29, 1995, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

  10.34 Commitment Letter for a line of credit with Bank One Colorado in the amount of $750,000 dated January 26, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

**10.35  Mortgage with Union Bank & Trust in the amount of
         $1,500,000 with respect to the Virginia property.

*  21.0  Subsidiaries

** 27.0  Financial data schedule.


- --------------------------
*    Incorporated by referenced from the Company's Registration
     Statement on Form SB-2, as amended, declared effective by the Commission on January 27, 1995.

**   Filed herewith.

(1) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.


     REPORTS ON FORM 8-K

     The Registrant filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RENAISSANCE ENTERTAINMENT CORPORATION



Date:  July 1, 1996              /s/ Miles Silverman
       ---------------------     ----------------------------------------
                                 Miles Silverman, President & Chief
                                  Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
- ---------                                 -----                       ----

/s/ Charles S. Leavell            Chairman of the Board,            July 1, 1996
- -----------------------           Chief Executive Officer
Charles S. Leavell


/s/ Miles Silverman         President, Chief Financial Officer      July 1, 1996
- -----------------------
Miles Silverman


/s/ Sue Brophy                   Chief Accounting Officer           July 1, 1996
- -----------------------
Sue Brophy


/s/ Howard C. Hamburg                    Director                   July 1, 1996
- -----------------------
Howard C. Hamburg


/s/ Phyllis Patterson                    Director                   July 1, 1996
- -----------------------
Phyllis Patterson


/s/ Sanford L. Schwartz                  Director                   July 1, 1996
- -----------------------
Sanford L. Schwartz


/s/ Robert M. Geller                     Director                   July 1, 1996
- -----------------------
Robert M. Geller


/s/ Barbara Hope                         Director                   July 1, 1996
- -----------------------
Barbara Hope

                    RENAISSANCE ENTERTAINMENT CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                          AND CREATIVE FAIRES, LTD.

                       COMBINED FINANCIAL STATEMENTS

                                   with

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          March 31, 1995 and 1996

                   RENAISSANCE ENTERTAINMENT CORPORATION
                       AND CONSOLIDATED SUBSIDIARIES
                         AND CREATIVE FAIRES, LTD.

                       COMBINED FINANCIAL STATEMENTS

                                   with

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                  Page

     Report of Independent Certified Public Accountants           F-3

     Audited Financial Statements:

          Combined Balance Sheet                                  F-4

          Combined Statements of Operations                       F-5

          Combined Statement of Changes in Stockholders'
           Equity                                                 F-6

          Combined Statements of Cash Flows                       F-7

          Notes to Combined Financial Statements                  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Renaissance Entertainment Corporation
 and Consolidated Subsidiaries

We have audited the combined balance sheet of Renaissance Entertainment Corporation and Consolidated Subsidiaries and Creative Faires, Ltd. as of March 31, 1996 and the related combined statements of operations and changes in stockholders' equity, and cash flows for the years ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Renaissance Entertainment Corporation and Consolidated Subsidiaries and Creative Faires, Ltd. as of March 31, 1996 and the combined results of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1995 and 1996 in conformity with generally accepted accounting principles.



Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

June 22, 1996

                     RENAISSANCE ENTERTAINMENT CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           AND CREATIVE FAIRES, LTD.

                            COMBINED BALANCE SHEET
                                March 31, 1996

                                    ASSETS
Current Assets:
     Cash and equivalents                         $     631,063
     Income tax refunds receivable (Note 6)             323,380
     Accounts receivable, net of allowance
      for doubtful accounts of $8,341                    69,434
     Inventory, at lower of cost or market              116,221
     Prepaid expenses and other current assets          979,769
                                                  --------------
  Total Current Assets                                2,119,867

     Property and equipment, net of accumulated
       depreciation of $1,372,060 (Note 7)            5,156,217
     Construction in progress                         1,080,895
     Goodwill, net of accumulated amortization
      of $160,960 (Note 5)                            1,046,285
     Covenant not to compete, net of
      accumulated amortization of $40,000
      (Note 5)                                           60,000
     Restricted cash (Note 11)                          848,296
     Other assets                                       121,909
                                                  --------------
Total Assets                                      $  10,433,469
                                                  --------------
                                                  --------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses        $   1,181,090
     Notes payable, current portion (Note 3)            437,956
     Unearned income                                    485,798
                                                  --------------
  Total Current Liabilities                           2,104,844

     Notes payable, net of current
      portion (Note 3)                                2,531,187
                                                  --------------
  Total Liabilities                                   4,636,031
                                                  --------------

     Commitments (Notes 3, 4, and 8)                          -

Stockholders' Equity:
     Preferred stock, $1.00 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                            -
     Common stock, $.03 par value, 50,000,000
       shares authorized, 4,360,853 issued and
       outstanding                                      130,826
     Additional paid-in capital                       7,108,082
     Accumulated (deficit)                           (1,441,470)
                                                  --------------
  Total Stockholders' Equity                          5,797,438
                                                  --------------

Total Liabilities and Stockholders' Equity        $  10,433,469
                                                  --------------
                                                  --------------


The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION
                       AND CONSOLIDATED SUBSIDIARIES
                         AND CREATIVE FAIRES, LTD.

                     COMBINED STATEMENTS OF OPERATIONS

                                             Years Ended
                                              March 31
                                     ---------------------------
                                         1995           1996
                                     ------------   ------------
REVENUE:
   Sales                             $ 12,539,653   $ 12,810,617
   Faire operating costs                3,212,491      3,826,868
                                     ------------   ------------
     Gross Profit                       9,327,162      8,983,749
                                     ------------   ------------

OPERATING EXPENSES:
   Salaries                             3,474,799      4,082,271
   Depreciation and amortization          351,215        500,203
   Advertising                          1,211,798      1,546,701
   Other operating expenses             3,532,508      4,329,713
                                     ------------   ------------
     Total Operating Expenses           8,570,320     10,458,888
                                     ------------   ------------

Net Operating Income (Loss)               756,842     (1,475,139)
                                     ------------   ------------

Other Income (Expenses):
   Interest income                         48,132        109,652
   Interest (expense)                     (53,223)      (138,036)
   Other income (expense)                 (28,327)        36,049
                                     ------------   ------------
     Total Other Income (Expenses)        (33,418)         7,665
                                     ------------   ------------

Net Income (Loss) before (Provision)
 Credit for Income Taxes                  723,424     (1,467,474)

(Provision) Credit for Income Taxes      (147,000)       193,803
                                     ------------   ------------

Net Income (Loss)                    $    576,424   $ (1,273,671)
                                     ------------   ------------
                                     ------------   ------------

Dividends on preferred stock              (43,115)             -
                                     ------------   ------------

Net Income (Loss) to Common
 Stockholders                        $    533,309   $ (1,273,671)
                                     ------------   ------------
                                     ------------   ------------

Net Income (Loss) per Common Share   $        .21   $       (.33)
                                     ------------   ------------
                                     ------------   ------------

Weighted Average Number of
 Shares Outstanding                     2,488,522      3,912,091
                                     ------------   ------------
                                     ------------   ------------



The accompanying notes are an integral part of the financial statements.

            RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                 AND CREATIVE FAIRES, LTD.

                  COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        From March 31, 1994 through March 31, 1996


                                   Common Stock
                               --------------------    Additional
                                                         Paid-in    Accumulated
                                 Shares     Amount       Capital     (Deficit)        Total
                               ---------   --------   ------------  -----------    -----------
Balance, March 31, 1994        1,332,178   $ 39,965   $   835,959   $  (631,226)   $   244,698

Common stock issued, private
placements and acquisition
of assets                      1,035,025     31,051       866,760             -        897,811

Common stock issued, public
offering, net of offering
costs of $646,056              1,035,000     31,050     2,945,394             -      2,976,444

Common stock issued in
exchange for preferred stock
issued                           291,667      8,750       803,445             -        812,195

Preferred dividends                    -          -             -       (43,115)       (43,115)

Net income for the year
ended March 31, 1995,
excluding loss of $48,185 of
CFL included in accumulated
deficit below                          -          -            -        624,609        624,609
                               --------- ---------- ------------    -----------    -----------
Balance March 31, 1995         3,693,870    110,816    5,451,558        (49,732)     5,512,642

Treasury stock acquired and
retired                          (10,313)      (309)     (82,195)             -        (82,504)

Common stock issued for cash     407,296     12,219    1,560,028              -      1,572,247

Common stock issued for CFL      270,000      8,100      178,691       (118,067)        68,724

Net Loss for the year ended
March 31, 1996                         -          -            -     (1,273,671)    (1,273,671)
                               --------- ---------- ------------    -----------    -----------
Balance March 31, 1996         4,360,853 $  130,826 $  7,108,082    $(1,441,470)   $ 5,797,438
                               --------- ---------- ------------    -----------    -----------
                               --------- ---------- ------------    -----------    -----------


The accompanying notes are an integral part of the financial statements.

     RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          AND CREATIVE FAIRES, LTD.

                      COMBINED STATEMENTS OF CASH FLOWS

                                                Years Ended March 31
                                            --------------------------
                                               1995          1996
                                            ----------   ------------
Cash Flows from Operating Activities:
   Net income (loss)                        $  576,424   $(1,273,671)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization           351,214       500,200
       (Increase) decrease in:
         Income tax refund receivable                -      (323,380)
         Accounts receivable                   (50,124)      (19,310)
         Prepaid expenses                     (570,332)     (396,276)
         Inventory                             (82,900)      (33,321)
         Other assets                          (47,657)      (38,811)
       Increase (decrease) in:
         Income taxes payable                   48,175       (48,175)
         Accounts payable and accrued
           expenses                            274,940       742,368
         Unearned revenue and other            322,083        42,681
                                            ----------   ------------
Net Cash Provided by Operating
 Activities                                    821,823      (847,695)
                                            ----------   ------------
Cash Flows from Investing Activities:
   Investment in restricted cash                     -      (848,296)
   Repayment of advances                       351,150             -
   Construction in progress costs                    -    (1,046,285)
   Acquisition of property and equipment
    goodwill and covenant not to compete      (896,551)   (3,873,738)
                                            ----------   ------------
Net Cash (Used in) Investing Activities       (545,401)   (5,768,319)
                                            ----------   ------------
Cash Flows from Financing Activities:
   Common stock issued and additional
    paid-in capital                          3,403,450     1,489,743
   Preferred dividends paid                    (43,115)            -
   Advances from officers                       60,500             -
   Proceeds from notes payable                       -     2,518,018
   Principal payments on notes payable        (438,793)      (59,429)
                                            ----------   ------------
Net Cash Provided by (Used in) Financing
 Activities                                  2,982,042     3,948,332
                                            ----------   ------------
Net Increase (Decrease) in Cash              3,258,464    (2,667,682)
Cash, beginning of period                       40,281     3,298,745
                                            ----------   ------------
Cash, end of period                         $3,298,745    $  631,063
                                            ----------   ------------
                                            ----------   ------------
Interest paid                               $   54,506    $  112,248
                                            ----------   ------------
                                            ----------   ------------
Income tax paid                             $   98,825    $  237,752
                                            ----------   ------------
                                            ----------   ------------

Note: The Company issued common and preferred stock for assets totalling $1,408,000 during the year ended March 31, 1995. During the year ended March 31, 1996 the Company issued 270,000 shares of its common stock to consummate the business combination with CFL.

The accompanying notes are an integral part of the financial statements.

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

     Renaissance Entertainment Corporation (REC) was incorporated under the laws of the State of Colorado on June 24, 1988.
     On April 6, 1993, REC acquired one hundred percent of the common stock of Ellora Corporation, a Wisconsin corporation which owns and operates the Bristol Renaissance Faire located in Kenosha, Wisconsin. In the acquisition, REC issued a total of 892,400 shares of common stock to the shareholders of Ellora Corporation, representing ninety-one percent of the total issued and outstanding shares of REC following the exchange. The acquisition was accounted for as a reverse acquisition since the controlling shareholders of Ellora became the controlling shareholders of REC.
     During the year ended March 31, 1994 REC formed a wholly-owned subsidiary called Heroes and Villains, Ltd. This entity was formed to provide entertainment services and had limited activity during the year. During February, 1994 REC formed Renaissance Pleasure Faires, Inc. (RPFI) for the purpose of acquiring the assets and the business of two Renaissance Faires in California. In connection with this acquisition and the formation of RPFI, the Company issued 568,333 shares of its common stock and 875,000 shares of Series A Convertible Preferred Voting Stock and assumed certain liabilities and guaranteed certain lease obligations of the seller. The preferred shares were later exchanged for common stock. Of the common shares issued, 262,000 common shares were issued to the seller and 306,333 common shares were issued to shareholders of Western Renaissance Fair Presentation, Inc. (Western) a newly formed California corporation, formed for the purpose of providing management services to operators of renaissance festivals.

     Western was owned by certain employees of the seller. Subsequent to its acquisition, Western was merged into a subsidiary of REC. For accounting purposes, the acquisition of the California Faires' net assets and business and the acquisition of Western was treated as one combined acquisition with the excess of cost over fair value of net assets acquired accounted for as goodwill. The preferred shares had an annual 6% dividend provision payable monthly in arrears. The preferred shares had equal voting rights per share as the common shares outstanding (291,667 votes after giving effect to the one-for-three reverse common stock split described in

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL, CONTINUED

     note 10). The preferred shares had a conversion provision that they could be converted by the holders at any time during the first two years into common stock on a one-for-three basis. REC had the right at any time to redeem these shares at $1.00 per share. During January, 1995 these preferred shares were converted to 291,667 shares of common stock. The Company also forgave loans to the seller totalling $62,805 which reduced additional paid-in capital related to this conversion transaction. Prior to conversion, the Company paid dividends totalling $43,115 related to these preferred shares. All documents related to this closing and all shares issued were signed and dated in March, 1994. The bill of sale related to the transfer of the assets was effective April 1, 1994. In connection with this transaction, certain controlling shareholders have entered into a stock pooling and voting agreement requiring the voting for certain individuals to serve as directors of the Company. In connection with this acquisition, the Company incurred approximately $50,000 of legal and professional fees and issued 116,533 shares of common stock valued at $72,833 for consulting services related to assistance with negotiations regarding the acquisition.
     The business combination as of April 1, 1994 was accounted for as a purchase by REC. See Note 10 for additional information related to this business combination.

     Effective December 31, 1995 REC acquired 100% ownership of Creative Faires, Ltd. (CFL) in exchange for the issuance of 270,000 restricted common shares of REC stock. REC entered into employment agreements with the two former owners of CFL and one of the two former owners became a director of REC. The business combination with CFL was accounted for as a pooling of interests. CFL has a December 31 year end while REC uses March 31 as a year end. The combined balance sheet includes the accounts of CFL as of December 31, 1995 and the consolidated accounts of REC and subsidiaries as of March 31, 1996. The combined statements of operations include the accounts of CFL for the two years ended December 31, 1995 and the consolidated accounts of REC and subsidiaries for the two years ended March 31, 1996. During the three month period ended March 31, 1996 REC loaned $141,179 to CFL which was not eliminated in the combined financial statements because of the

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

            NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         March 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL, CONTINUED

     different year ends. The majority of the advances to CFL were used for start-up costs for the upcoming New York Faire described in note 9. The $141,179 has been included with prepaid expenses in the March 31, 1996 combined balance sheet.

     All subsidiaries of the Company were merged into REC as of March 31, 1996 with the exception of Creative Faires, Ltd.

     All references to the "Company" refer to REC and its subsidiaries. All intercompany transactions and account balances have been eliminated in the financial statements other than as noted above.

     (b)  PER SHARE INFORMATION

     Per share information is determined using the weighted average number of shares outstanding during the periods.

     (c)  PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to thirty years.

     (d)  REVENUE AND EXPENSE RECOGNITION AND COST OF SALES

     The Company recognizes revenues from the renaissance fairs as earned during the period when the fairs are in operation. These revenues consist principally of gate entrance fees, food and beverage concessions sales and fees charged to craft vendors. At various dates subsequent to the end of the operation of the prior year's fairs, and prior to the opening of the next year's fairs, the Company receives deposits from the craft vendors and others. These deposits are carried as unearned revenue until applied to fees charged and then earned on a pro-rata basis during the operation of the fair.

     Cost of sales as shown in the statement of operations includes all direct costs associated with the production of the Renaissance Faire, including cost of food, beverage and merchandise sold, labor costs for seasonal help and other direct costs of the production. All other expenses related to operation of the fair are shown as operating expenses in the statement of operations.

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

            NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         March 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (d)  REVENUE AND EXPENSE RECOGNITION AND COST OF SALES,
          CONTINUED

     Advertising costs are expensed as incurred. Direct costs related to the setting up of the fairs are capitalized as prepaid expenses and expensed during the period of the operation of the applicable fairs. Also, included in prepaid expenses at March 31, 1996 is $141,179 of advances from REC to CFL. CFL has a December 31 year end and REC has a March 31 year end. These advances relate principally to costs related to setting up the New York Faire but also include operating expenses which apply to the short period after the CFL year end. See a description above of the business combination with CFL.

     (e)  REVERSE STOCK SPLIT

     During the fiscal year ended March 31, 1995, the Company effected a one-for-three reverse stock split and changed the par value of the common stock from $.01 to $.03 per share. The financial statements were retroactively adjusted for this split.

     (f)  CONCENTRATIONS OF CREDIT RISKS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At March 31, 1996 the Company had approximately $1,370,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

     (g)  CASH EQUIVALENTS

     The Company considers all short term investments in securities that mature in 90 days or less to be cash equivalents.

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

            NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         March 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (h)  INVENTORY

     The Company's inventory consists principally of merchandise held for sale. The Company carries its inventory at the lower of cost or market. Cost is determined on an average cost basis.

     (i)  ALLOWANCE FOR BAD DEBTS

     The Company provides an allowance for bad debts based on prior collection experience.

     (j)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL
          STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  GEOGRAPHIC AREA OF OPERATIONS AND INTEREST RATES

     The Company owns and operates Renaissance Faires principally in five major metropolitan areas of the U.S.A. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in five areas, this concentration of operations results in an associated risk and uncertainty.

     (l)  CONSTRUCTION IN PROGRESS

     As of March 31, 1996 the Company had incurred $1,080,895 of construction costs related to the Company building a fair site in Virginia. These construction costs incurred consisted of buildings and land improvements. The construction was completed subsequent to March 31, 1996. These costs will be depreciated over estimated useful lives of the assets beginning with the completion date of the project.

              RENAISSANCE ENTERTAINMENT CORPORATION
                  AND CONSOLIDATED SUBSIDIARIES
                    AND CREATIVE FAIRES, LTD.

            NOTES TO FINANCIAL STATEMENTS, CONTINUED
                         March 31, 1996

(2)  COMMON AND PREFERRED STOCK

     The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. See note 1 for a description of the preferred stock issued and then subsequently converted to common stock.

     During January, 1995 the Company sold in a public offering 1,035,000 units of its securities at $3.50 per unit. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitles the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $5.25 per share through January 27, 2000. These warrants were immediately exercisable. The warrants are redeemable by the Company after 24 months from January 27, 1995, the date of the prospectus, or sooner with the consent of the Underwriter, at a price of $.01 per warrant upon 30 days' notice mailed within ten days after the closing bid price of the Company's common stock has equaled or exceeded 150% of the then current respective warrant exercise price for a period of 20 consecutive trading days. The holders of the warrants called for redemption are granted exercise rights until the close of business on the date preceding the date fixed for redemption.

     The Company incurred $646,056 of costs related to this offering. These offering costs have been offset against the proceeds of the offering.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                            AND CREATIVE FAIRES, LTD.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                 March 31, 1996

(3)  NOTES PAYABLE

     Notes payable at March 31, 1996 are summarized as follows:

     Note payable to bank at 8.65%, interest quarterly
     until June, 1996 then monthly principal and
     interest payments of $5,082 through May, 2011
     collateralized by land, improvements and jumbo
     CD's.  See note 11.                                    $1,500,000

     Note payable to bank at 9.5%, 60 equal monthly
     payments of $5,251 through March, 2001
     collateralized by land, improvements and jumbo
     CD's.  See note 11.                                       250,000

     Note payable to bank at 9.5%; interest quarterly,
     two annual payments of $100,000 each with a
     balloon payment of $700,000 due January, 1998;
     collateralized by land and improvements.                  900,000

     Note payable to bank at the bank reference rate
     plus 2% with a minimum rate of 10.25%;  interest
     paid monthly with the balance due September,
     1996; collateralized by equipment, fixtures
     and inventory.                                            250,000

     Various notes payable to financial institutions
     collateralized by certain vehicles.  Payable in
     monthly installments of principal and interest,
     with final payments due in 2000 and interest
     ranging from 10% to 12%.                                   69,144
                                                            ----------
     Total                                                   2,969,144
     Less current portion                                      437,957
                                                            ----------
     Long-term portion                                      $2,531,187
                                                            ----------
                                                            ----------

     Maturities of notes payable for each of the next five fiscal years ending March 31 and in the aggregate thereafter, are as follows:

          1997                         $ 437,957
          1998                           916,928
          1999                           126,307
          2000                           136,574
          2001                           138,458
          Thereafter                   1,212,920

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(4)  LEASES

     The Company leases property in San Bernardino County, CA with minimum rental payments of $130,000 in the year ending March 31, 1997. The Company is required to pay the greater of $130,000 per year or 3.25% of the gross revenues generated at the fair site. The Company also leases a vehicle under a four year lease which commenced June 8, 1992 with monthly lease payments of $336. Effective April 1, 1995 the Company entered into an operating lease in Boulder Colorado for office facilities. Initial monthly rental payments are $3,066 with annual increases of 5% per annum. In addition the Company will be allocated certain operating expenses for the building. The Company also leases various other properties in New York with terms expiring through the year 2001. Annual lease payments on the New York Faire site range from approximately $270,000 to $312,000 over the next five years.

     Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

         Fiscal Year Ending
             March 31,
              1997                   485,227
              1998                   383,059
              1999                   374,461
              2000                   392,615
              2001                   360,259
                                  ----------
              Total               $1,995,621
                                  ----------
                                  ----------

     Rent expense for the years ended March 31, 1995 and 1996 totalled approximately $404,495 and $788,375, respectively.


(5)  GOODWILL AND COVENANT NOT TO COMPETE

     The cost of the acquisition of the California Faire assets and business as described in Notes 1 and 10 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. As of March 31, 1996 the Company's net carrying value for goodwill was $1,046,285 after amortization of $160,960.

                   RENAISSANCE ENTERTAINMENT CORPORATION
                       AND CONSOLIDATED SUBSIDIARIES
                         AND CREATIVE FAIRES, LTD.

                 NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              March 31, 1996

(5)  GOODWILL AND COVENANT NOT TO COMPETE

     In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are being amortized on a straight-line basis over five years.

(6)  INCOME TAXES

     The Company files income tax returns with its subsidiaries. During the year ended March 31, 1995 the Company utilized loss carryovers to offset taxable income totalling approximately $386,000 resulting in realization of tax benefits of approximately $154,000. During the year ended March 31, 1996 the Company incurred an operating loss resulting in a carryback to prior years. As of March 31, 1996 the Company had income tax refunds receivable resulting from the carryback and refunds receivable from excess estimated payments which together totalled $323,380.

     As of March 31, 1996, there are no current or deferred income taxes payable. As of March 31, 1996, the Company has total deferred tax assets of approximately $300,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $300,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1996.

     The Company has available at March 31, 1996, unused operating loss carryforwards of approximately $1,400,000 which may be applied against future taxable income, expiring in various years through 2011.

(7)  PROPERTY AND EQUIPMENT

     Land                              $2,888,350
     Buildings and Improvements         1,171,794
     Office Furniture and Equipment       366,171
     Costumes, Props and Other Assets   2,101,962
                                       -----------
          Sub-total                     6,528,277
     Less Accumulated Depreciation     (1,372,060)
                                       -----------
          Total                        $5,156,217
                                       -----------
                                       -----------

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(8)  WARRANTS ISSUED FOR SERVICES AND STOCK OPTIONS

     In January, 1994 the Company issued warrants to purchase an aggregate of 133,333 shares of the Company's common stock at an exercise price of $1.87 per share. These warrants were issued pursuant to a Form S-8 registration statement for various consulting services. These warrants were exercised during the year ended March 31, 1995. These 133,333 warrants were valued at $.30 per warrant and expensed in the total amount of $40,000 in the financial statements.

     Pursuant to the Company's stock option plans, the Company has granted options to acquire 540,659 shares of the Company's common stock. Of this amount 66,862 options have been exercised and 5,999 have expired. The options are exercisable at prices ranging from $2.25 per share to $7.00 per share and are exercisable at various dates through 1998.

(9)  BUSINESS COMBINATION, NEW YORK FAIRE

     Effective December 31, 1995 the Company issued 270,000 shares of its restricted common stock for 100% ownership of Creative Faires, Ltd. (CFL) The transaction was accounted for as a pooling of interests as described in note 1. CFL principally conducted a New York Faire.

     REC and consolidated subsidiaries previously reported revenue of $10,459,476 and net income of $624,609 during the year ended March 31, 1995. The revenues and net loss of CFL included in the combined statement of operations for the year ended March 31, 1995 amounted to $2,081,177 and $(48,185), respectively. Revenues of $2,308,378 and a net loss of $(37,756) of CFL, incurred prior to the business combination have been included in the combined statement of operations for the year ended March 31, 1996.

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES

     Effective April 1, 1994 the Company acquired the assets and certain liabilities of The Living History Centre, (LHC) a California, not-for-profit corporation. The Company issued 568,333 shares of its common stock and 875,000 shares of its preferred stock as consideration for the net assets acquired. The preferred stock was converted into common stock during January, 1995. In addition to acquiring certain assets and liabilities of LHC, the Company has acquired the rights to operate two California Renaissance Faires.

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES, CONTINUED

     See Note 1 of the financial statements for additional information related to the business combination. The transaction was accounted for as a purchase by REC. The results of operations of the LHC Faire operations are included in the income statement of REC commencing April 1, 1994. The cost of this acquisition was approximately
     $2,534,000, including assumption of liabilities and issuance of the common and convertible preferred stock.

     The following table shows the allocation of the purchase price assets:

          Cash                         $    63,000
          Prepaid faire costs              318,000
          Inventory                         56,000
          Accounts receivable               87,000
          Property and equipment           664,000
          Covenant not to compete          100,000
          Goodwill                       1,207,000
          Other assets                      39,000
                                       -----------
                                       $ 2,534,000
                                       -----------
                                       -----------

          Liabilities assumed              640,000
          Preferred stock issued           875,000
          Common stock issued              533,000
          Cash advanced and acquisition
           expenses incurred               486,000
                                       -----------
                                       $ 2,534,000
                                       -----------
                                       -----------

     Assets and liabilities acquired or assumed were recorded at estimated fair value at April 1, 1994 the date of acquisition.

     The amount assigned to the common stock was $532,812 ($.9375 per share) approximately one half of the market trading price of the Company's common stock as of April 1, 1994. This value was used due to the large number of shares and their restrictive nature. LHC, a non-profit corporation, obtained an appraisal of its business for the purpose of determining an approximate valuation necessary to obtain regulatory approval for sale of its assets. Although this appraisal indicated a valuation in an amount such that the common stock of REC exchanged for the certain net assets and the business of LHC would have been recorded at $1.56 per share, management of REC did not believe that such a valuation was appropriate under the circumstances. The appraiser based the valuation on

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES, CONTINUED

     projected net income from the California Faires of $500,000 per year. The California Faires have not been historically profitable and to assume that the Faires will earn $500,000 per year is, as explained in the appraisal, inherently highly speculative. Therefore, management believes that the appraisal is unsuitable for determining a value of the business acquired. Management gave consideration to the following transactions and events when it determined the appropriate valuation of the shares issued in the acquisition:

     a. In the fall of 1993, the Company sold 126,667 shares at a cash price of $1.50 per share. Following this private offering of a small number of shares, the Company incurred substantial operating losses and accumulated deficits.

     b.   For the two years prior to their acquisition, the two
          California Renaissance Faires had generated substantial net operating loss of $(869,953) and $(928,569) in the years 1992 and 1993, respectively.

     c.   In August 1994, the Company sold in a private offering
          400,000 shares at a price of $.60 per share, principally to raise working capital to cover the anticipated cost of the public offering.

     d. The public market of the Company's common stock was and was highly illiquid, with only 300,000 shares in the public float eligible for trading. Management believes that the price of $1.875 per share of the publicly-traded shares was not indicative of the fair market value of substantially larger blocks of restricted shares.

     e. The Company issued 38,844 shares and warrants to purchase an additional 66,667 shares at an exercise price of $1.875, to an entity affiliated with a director of the Company. The shares and the exercise price of the warrants were valued at 100% of the public trading price due to (i) the transaction having been between the Company and a related party, and (ii) the fact that the shares were registered on a Form S-8 which rendered them free-trading.

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES, CONTINUED

          f. The Company has granted to executive officers and key employees incentive stock options at an exercise price of $1.875 per share. In order to qualify as incentive stock options under Section 422 of the Internal Revenue Code, the options must be priced at 100% of the public trading market of the Company's common stock.

     Management believes that recording the shares issued for the LHC acquisition at 50% of the publicly traded value is reasonable, appropriate and normal for this large of a block of restricted securities. Goodwill is being amortized on a straight-line basis over a fifteen year period and the covenant not to compete is being amortized on a straight-line basis over a five year period. The Company believes that a 15 year estimated life over which goodwill is being amortized is reasonable due to the fact the California Faires have been in existence approximately 30 years and the fact that the average life of other currently successful Renaissance Faires in the United States is over 15 years and there is no reason to believe that those Faires will not be in existence for another 15 years.

     It is the Company's policy that management on a periodic basis, at least quarterly, will evaluate the Carrying value of goodwill and other intangibles to determine if there is an impairment of value or the remaining estimated life is less than the remaining unamortized period. If the evaluation indicates write-downs or adjustments to the amortization are necessary, such write-downs or adjustments will be made immediately.

(11) RESTRICTED CASH

     Certificates of Deposit in the amount of $848,296 at March 31, 1996 are collateral to an 8.65% and a 9.5% loan maturing in 2011 and 2001, respectively, and Certificates of Deposit totalling $275,000 may be released annually beginning March 1, 1997 and each year thereafter provided that projected net operating income goals are realized in each of the three operating seasons commencing in 1996. If the Certificates of Deposit have not been released for any of the previous years but the projected income goal for the current year is reached,

                  RENAISSANCE ENTERTAINMENT CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                        AND CREATIVE FAIRES, LTD.

                NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             March 31, 1996

(11) RESTRICTED CASH, CONTINUED

     the Certificates of Deposit for the previous year and the current year shall be released. If projected goals are not reached by year three, then the certificates shall be released in any subsequent year that the third year goal amount is reached.

(12) COMMITMENTS AND SUBSEQUENT EVENTS

     Effective December 16, 1994 the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. The Company has also agreed to pay $7,500 per month for the five year term of the agreement. The Company has also granted an option to the consulting firm to allow the firm to acquire a minimum of 33,000 and a maximum of 66,000 shares of the Company's common stock at $3.25 per share with the increase depending on the results of the services performed by the consulting firm.

     Effective October 1, 1994 the Company entered into a consulting agreement with a company owned by a director of Renaissance Entertainment Corporation. The Company has agreed to pay the consulting company $4,500 per month for twenty hours per month of services. Additional hours will be compensated at $200 per hour. The term of the agreement continues until December 31, 1996. Effective April 1, 1995 the Company agreed to pay $4,000 per month for consulting services to a director of the Company which expired effective December 31, 1995. The Company also has a consulting agreement with another company that is owned by a director of the Company. This agreement is for $75 per hour plus $300 per Board meeting and can be terminated at any time.

     During the year ended March 31, 1995 the Company adopted a non-qualified deferred compensation plan for ten employees of the Company. Monthly contributions to the plan total approximately $3,500. Beginning April 1, 1996 monthly contributions are approximately $1,152.

INDEX TO EXHIBITS

Exhibit No    Title                                                        Page
- ----------    -----                                                        ----
*   1.0     Underwriting Agreement.

*   1.1     Letter of Intent with Duke & Co., Inc., dated August 3, 1994.

    2.0 Agreement and Plan of Merger by and among Western Renaissance Fair Presentation, Inc. and Renaissance Entertainment Corporation and Renaissance Pleasure Faires, Inc., dated March 4, 1994, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

    2.1 Asset Purchase and Sale Agreement by and among Living History Centre, Renaissance Entertainment Corporation and Renaissance Pleasure Faires, Inc., dated as of March 4, 1994, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

*   2.2     Plan and Agreement of Merger dated February 5, 1996 by and among
            Renaissance Entertainment Corporation, CFaires Acquisition Corp.,
            Creative Faires, Ltd., Barbara Hope and Donald C. Gaiti.

    3.0(i) Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

   3.0(ii) By-Laws, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

*  3.1      Articles of Amendment to the Articles of Incorporation.

   4.1 Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

*  4.2      Specimen Class A Warrant Certificate.

*  4.3      Specimen Class B Warrant Certificate.

*  4.4      Warrant Agreement.

*  4.5      Underwriter's Warrant Agreement.

*  4.6      Certificate of Designations, Preferences, and Rights of Series A
            Convertible Preferred Voting Stock of Renaissance Entertainment
            Corporation.

*  4.7      Renaissance Entertainment Corporation 1993 Stock Incentive Plan.(1)

*  5.0      Opinion of Neuman & Cobb regarding the legality of the securities being registered.

  10.1 Stock Pooling and Voting Agreement, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

  10.2(i)   Consultation Agreement with Charles S. Leavell dated April 1,
            1995.(1)

  10.2(ii) Consultation Agreement with Charles S. Leavell Extention I dated October 1, 1995.(1)

  10.2(iii) Consultation Agreement with Charles S. Leavell Extention II.(1)

  10.3(i) Employment Agreement with Miles Silverman, from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

**10.3(ii)  Employment Agreement with Miles Silverman, from the Registrant's
            Current Report on Form 8-K dated December 31, 1995.(1)

  10.4 Employment Agreement with Phyllis Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

  10.5(i) Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

**10.5(ii)  Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995.(1)

  10.6(i) Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

**10.6(ii)  Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995.(1)

 *10.7      Employment Agreement with J. Stanley Gilbert(1)

 *10.8      Employment Agreement with Rikki Kipple(1)

  10.9 Creative Business Strategies, Inc. 1994 Consulting and Warrant Compensation Agreement, incorporated by reference from the Registrant's Registration Statement on Form S-8 which was declared effective on March 18, 1994.(1)

 *10.10     Consultation Agreement with Creative Business Strategies, Inc.(1)

 *10.11     Letter Agreement with Rob Geller dated July 19, 1994.(1)

 *10.12     Agreement with The Living History Centre dated August 25, 1994.

 *10.13     Specimen Vendor and Exhibitor Agreement for the Bristol
            Renaissance Faire.

 *10.14 Specimen Vendor and Exhibitor Agreement for the Northern and Southern Renaissance Pleasure Faires.

 *10.15     Specimen Bristol Renaissance Faire Concession Agreement.

 *10.16     Specimen Bristol Renaissance Faire Games Concession Agreement.

 *10.17     Office Lease.

 *10.18 Services Agreement between The Living History Centre and Renaissance Pleasure Faires, Inc.

 *10.19 Standard Industrial Lease Agreement between TFC Development Company and The Living History Centre.

 *10.20 Amendment No. 1 to Standard Industrial Lease Agreement between TFC Development Company and The Living History Centre.

 *10.21 Amendment No. 2 to Standard Industrial Lease Agreement between TFC Development Company and The Living History Centre.

 *10.22 License Agreement and Lease with San Bernardino County for the Southern Renaissance Pleasure Faire site.

 *10.23 License Agreement between Theme Events, Ltd. and The Living History Centre.

 *10.24 Consent to Assignment of License Agreement between Theme Events, Ltd. and The Living History Centre.

 *10.25 Contract to purchase eighty (80) acres of land adjacent to the Bristol Renaissance Faire site.

 *10.26     Investment Banking Agreement with Duke & Co., Inc.

 *10.27 Contract to purchase approximately 250 acres of land in Stafford County, Virginia

**10.28 Lease Agreement between Creative Faires, Ltd. and Sterling Forest Corporation dated June 12, 1996.

  10.29 Mortgage dated April 7, 1995 with Bank One, Kenosha N.A. with respect to Bristol Property.

 *10.30     Employment Agreement dated February 5, 1996 with Barbara Hope.(1)

 *10.31     Employment Agreement dated February 5, 1996 with Donald C. Gaiti.(1)

  10.32 Line of credit with Bank One, Wisconsin in the amount of $250,000 dated February 6, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

  10.33 Line of credit with Union Bank & Trust in the amount of $250,000 dated December 29, 1995, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

  10.34 Commitment Letter for a line of credit with Bank One Colorado in the amount of $750,000 dated January 26, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

**10.35 Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property.

 *21.0      Subsidiaries


**27.0      Financial data schedule.