Form 10KSB/A
period 1996-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1996-07-29
CIK 838782

                                    FORM 10-KSB/A

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended March 31, 1996

                                          OR

                 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
FOR THE TRANSITION PERIOD FROM_____________________  TO________________________

Commission File Number 0-233782

                        RENAISSANCE ENTERTAINMENT CORPORATION
              ----------------------------------------------------------
             (Name of Small Business Issuer as Specified in its Charter)

              Colorado                                     84-1094630
- ---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation      I.R.S. Employer
Identification number
or organization)

4440 Arapahoe Road, Suite 200, Boulder, Colorado                80303
- ------------------------------------------------ ------------------------------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code: (303) 444-8273

                Securities registered under Section 12(b) of the Act:

                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.03 par value
                             ----------------------------
                                   (TITLE OF CLASS)

    Common Stock, $.03 par value
    Class A Common Stock Purchase Warrants
    Class B Common Stock Purchase Warrants
    Units, each Unit consisting of one (1) Share of Common Stock, one (1) Class A Common Stock Purchase Warrant and one (1) Class B Common Stock Purchase Warrant

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

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

As of May 31, 1996, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASDAQ National Market held by non-affiliates of the Registrant was approximately $51,362,000. As of June 30, 1996, 4,385,264 shares of the Common Stock of the Registrant were outstanding.


Registrant had planned to incorporate by reference from its definitive proxy statement for the 1996 Annual Meeting of Shareholders, information responsive to Items 9, 10, 11, and 12 of PART III to this Annual Report. As it now appears that the proxy statement will not be filed within 120 days of March 31, 1996, this amendment, which includes responses to those items it being filed.

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTOR, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    Name, position with the Company, age of each Director or executive officer, and the period during which each Director and officer has served are as follows:

   Name(1)                Age     Position                           Since
   --------               ---     --------                           -----

  Charles S. Leavell       54     Chairman of the Board,              1993
                                  Director & Chief Executive
                                  Officer


  Sanford L. Schwartz      46     Director                            1993

  Phyllis Patterson        64     Director                            1994

  Rob Geller               43     Director                            1994

  Barbara Hope             47     Director                            1996

  Miles Silverman          47     President and Chief Financial       1993
                                  Officer

  Howard Hamburg           59     Director and Vice President         1994

  J. Stanley Gilbert       58     Vice-President                      1993

  Kevin Patterson          36     Vice-President                      1994

  Gloria Constantin        45     Corporate Secretary                 1993


(1) The only familial relationship that exists between or among the Company's Officers and Directors is that Kevin Patterson is the son of Phyllis Patterson. Ms. Hope's spouse, Donald C. Gaiti, is President of Creative Faires, Ltd., a wholly-owned subsidiary of the Company.

    CHARLES S. LEAVELL was elected Chief Executive Officer effective June 20, 1996. From April 1993 to March 31, 1995 he was Chief Executive Officer and from April 1, 1995 to present he has served as Chairman of the Board of the Company. From 1988 to present, Mr. Leavell has served as President and Chairman of the Board of Leavell Management Group, Inc. and Ellora Corporation. In that capacity, he has acquired, developed, and managed numerous ventures, including the Bristol Renaissance Faire, a period theme park located on 80 acres in Kenosha, Wisconsin; the 4UR Guest Ranch in Creede, Colorado, a 3,000 acre luxury ranch; and South Meadow, an exclusive 96 unit single family development in Boulder, Colorado. Prior to his affiliation with Leavell Management Group and Ellora Corporation, Mr. Leavell worked with Columbia Pictures in Los Angeles, California, where he was producer of the feature film, "The Quick and the Dead," about Grand Prix automobile racing, and was the executive producer of another film, "Evil Ways," about street gangs in East Los Angeles. Mr. Leavell also produced a rock musical for the stage entitled "Goosebumps." Mr. Leavell currently sits on the Board of Directors of The Leavell Company and CK Properties, L.C., of El Paso, Texas, both of which are real estate development and management corporations with extensive holdings in apartments and office buildings. Mr. Leavell's former affiliations include Board of Directors of the Denver International Film Festival, Denver, Colorado, and Vice-Chair of Colorado Venture Capital Corporation, a regional investment firm. Mr. Leavell graduated from Stanford University in 1965 with a Bachelor of Arts degree in history.

    SANFORD L. SCHWARTZ has been a Director of the Company since April, 1993.
In addition, Mr. Schwartz has been a founder, senior executive or director of nine publicly-traded companies over the last eighteen years. From 1992 to present, Mr. Schwartz has been the Chairman of Creative Business Strategies, Inc. ("CBSI"). Prior to starting CBS Mr. Schwartz was, from 1989 to 1991, Chief Executive Officer of Healthwatch, Inc., a publicly-traded biotechnology company and medical equipment manufacturer. Mr. Schwartz is listed in WHO'S WHO OF LEADING AMERICAN EXECUTIVES, and currently serves on the Board of Directors of Healthwatch, Inc. Mr. Schwartz graduated from Hofstra University in 1971 with a Bachelor of Arts degree.

    PHYLLIS PATTERSON has been a director of the Company since April 1, 1994. From April 1, 1994 to October 31, 1995, she also served as the President of Renaissance Pleasure Faires, Inc., the Company's wholly-owned subsidiary ("RPFI"). She is currently doing consulting work for the Company and is event production director of Time Games. From 1963 through March 31, 1994, Ms. Patterson served as President and Artistic Director of the Living History Centre, Inc., a California nonprofit, public benefit corporation, and producer of the California Renaissance Pleasure Faires. Ms. Patterson graduated from Tennessee State University with a Bachelor of Science degree in English and Speech in 1953.


    ROB GELLER has been a Director of the Company since April 1, 1994. He has served as Chief Financial Officer of Online System Services, Inc., a provider of Internet services since March 1995. Mr. Geller has also served as the President of The Growth Strategies Group, a consulting firm specializing in executive/board services for emerging growth companies since August 1991. From April, 1990 to July, 1991, he was Executive Vice-President for Healthwatch, Inc., a publicly-traded medical equipment manufacturer. From September 1986, to June 1991, Mr. Geller served as President of Hemcure, Inc., a medical services company. From 1981 through 1985, Mr. Geller held the positions of Corporate Controller and Director of corporate Planning for Miniscribe Corporation, a manufacturer of rigid disk drives for small computers. Mr. Geller is currently a director of Armanino Foods of Distinction, Inc. and Online System Services, Inc., publicly-held corporations, and Integral Peripherals, Inc., Requisite, Inc., and Chernow Communications, Inc., all privately-held corporations. Mr. Geller graduated from the University of Colorado Business School, summa cum laude, with a Bachelor of Science degree in finance and organizational behavior in 1976.

    BARBARA HOPE was elected a director of the Company, following the Company's acquisition in February 1996 of Creative Faires, Ltd., now a wholly-owned subsidiary of the Company. Ms. Hope has served as a director and vice president of Creative Faires, Ltd., which owns and operates the New York Renaissance Festival, since its founding in 1977. Ms. Hope attended the State University of New York at Cortland and Stoneybrook, as well as Cornell University, graduating with a B.A. in English.

    MILES SILVERMAN served as the Company's President and Chief Executive Officer during fiscal 1996. Mr. Silverman currently serves as the Company's President and Chief Financial Officer. He also held these positions from April 1993 to April 1, 1995. Prior to his association with the Company, Mr. Silverman was Executive Vice-President of Leavell Management Group, Inc., a company specializing in the development and management of residential and resort developments. Leavell Management Group is a spin-off company from The Leavell Company of El Paso, Texas, a major development company in the Southwest United States. Mr. Silverman served as a Vice-President of The Leavell Company prior to the creation of Leavell Management Group. From 1988 until its merger with the Company on March 31, 1996, Mr. Silverman was the Executive Vice-President and Chief Financial Officer of Ellora Corporation which owned and managed the Bristol Renaissance Faire. Mr. Silverman's current board affiliations include South Meadow Realty Corp. and Silverman Design, Inc., an architectural design firm. Mr. Silverman received a Master's degree in 1976 from the University of Colorado in Boulder, Colorado ("CU"), and was part of CU's faculty from 1975 to 1977. He served as the head housing planner for the City of Boulder from 1977 to 1981. In 1971, Mr. Silverman graduated summa cum laude from the State University of New York at Buffalo.

    HOWARD HAMBURG, Director since April 1, 1994 and Chief Operating Officer from April 1, 1994 to June 20, 1996 at which time he was elected a Vice President of the Company. From 1989 to March 31, 1994, Mr. Hamburg served as Treasurer and Planning Director of the Living History Centre, Inc., a California non-profit, public benefit corporation and producer of the California Renaissance Pleasure Faires. In addition to his work with LHC, Mr. Hamburg served, from 1990 to 1993 as Vice-President of the Patent Protection Institute, Inc., an intellectual property licensing and royalty recovery corporation. He also provided services as a business consultant to WBX Corporation, an intellectual Property royalty recovery project. From 1985 to 1990, Mr. Hamburg served as General Manager of P 3 Satellite Network, an International Television Conferencing Network. Mr. Hamburg graduated from New York City Community College in 1957 with an AA degree in Engineering. In 1969 Mr. Hamburg received a Bachelor of Arts degree in social science from California State University Sonoma.

    J. STANLEY GILBERT has managed the Bristol Renaissance Faire since 1988. Prior to that he worked in the commercial banking field in senior management. Prior to that he was senior vice president of Cinema America, a film and video production company. Mr. Gilbert is the president of Just in Jest, Inc., an art studio featuring Renaissance and fantasy handmade sculptures, whose works have been displayed in galleries and museums, including the Delaware Museum of Fine Art. Mr. Gilbert has served as a board member of the Kenosha Area Convention and Business Bureau.

    KEVIN PATTERSON, General Manager of RPFI since April 1, 1994, has 18 years experience in the administration and production of Renaissance Faires. From 1993 to 1994 he served as Vice President & Assistant General Manager of the Living History Center, a non-profit public benefit corporation which previously produced the California Renaissance Pleasure Faires. Mr. Patterson served as Production Manager of Living History Center in 1992, as Community Outreach Director during 1989 to 1992, and in other positions with the organization continuously since 1977. Mr. Patterson holds a B.A. degree in Economics from Moorpark College and attended the B.S.M. program at Pepperdine University. He is a founding Board Member of the Historic Oaks Foundation and the St. Andrew's Society of San Francisco.

    Each Director is elected to serve for a term of one year until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

CERTAIN FILINGS

    On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996, all required reports were timely filed, except that due to administrative oversight, Gloria Constantin and Barbara Hope each filed one late Form 4, Charles S. Leavell, J. Stanley Gilbert and Sanford L. Schwartz each filed two late Form 4s, and Carl Jablonski and Edward C. Pritchard, former officers of the Company, each filed one late Form 3.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information for the Company's fiscal years ended December 31, 1993, 1994 and 1995 regarding compensation earned by or awarded to the Company's chief executive officer and the two other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                       TABLE I

                              SUMMARY COMPENSATION TABLE


                                                                                    Long Term Compensation
                                                                                    ------------------------------------
                                      Annual Compensation                       Awards              Payouts
                                    --------------------------------    ------------------------------------------------
                                                              Other                                            All
                                                             Annual     Restricted                            Other
 Name and                                                    Compen-        Stock                   LTIP      Compen-
 Principal                       Salary         Bonus         sation     Award(s)     Options/      Payouts   sation
 Position             Year         ($)            ($)         ($)(1)         ($)         SARs        ($)        ($)
- -----------------------------------------------------------------------------------------------------------------------
 Miles
 Silverman,
   CEO
  President           1996     $131,442          -0-          -0-          -0-          -0-         -0-       -0-
                      1995      $80,000        $28,894        -0-          -0-       80,000         -0-       -0-

                      1994      $72,000        $ 9,500        -0-          -0-       33,333         -0-       -0-

 Phyllis





 Patterson,
  President
     RPFI             1996       $65,992          -0-       $42,840(2)
                      1995       $98,676       $2,532          -0-           -0-          -0-        -0-        -0-
                      1994         -0-            -0-          -0-           -0-          -0-        -0-        -0-

   Howard
  Hamburg,
    COO               1996      $114,391          -0-          -0-           -0-          -0-          -0-      -0-


(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

(2) Compensation received as consultant after resignation as President of RFPI.

OPTIONS GRANTED DURING FISCAL 1995

       During the Company's fiscal year ended March 31, 1996, no options were granted to Named Executive Officers

AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND FISCAL YEAR-END OPTION
VALUES

       The following table provides information related to the number and value of options held by the Named Executive Officers as of March 31, 1996. The Company does not have any outstanding stock appreciation rights.



                                                    Value of Number of          Unexercised
                                                       Unexercised              In-the-Money
                                                      Options/SARs at           Option/SARs
                                                        FY-End (#)           at FY-End ($)(1)
                 Shares Acquired   Value Realized     Exercisable/             Exercisable/
 Name              on Exercise (#)       ($)          Unexercisable            Unexercisable
- -------------------------------------------------------------------------------------------------

Miles Silverman            -0-           $-0-          98,333/15,000           $898,746/$86,250
Phyllis Patterson          -0-           $-0-                    0/0                  $-0-/$-0-
Howard Hamburg             -0-           $-0-          31,022/26,111          $241,397/$193,916



(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

STOCK INCENTIVE PLAN

    On April 21, 1993, the Board of Directors and the shareholders of the Company adopted the Renaissance Entertainment Corporation 1993 Stock Incentive Plan (the "ISOP"). Pursuant to the ISOP, as amended, the Company's Board of Directors is authorized to issue options for the purchase of up to 710,000 shares of the Company's Common Stock to key employees of the Company. Options granted under the ISOP are incentive stock options within the meaning of Section 422A of the Internal Revenue Code. They are exercisable at prices which were equal to at least 100% of the fair market value of the Company's Common Stock on the date of grant, or in the case of an optionee who beneficially owns stock representing more than 10% of the total combined voting power of the Company, the exercise price of the option is not less than 110% of the market price of the shares on the date of grant. Only key management and employees of the Company are eligible to participate in the ISOP.

    The ISOP is administered by the Company's Compensation Committee, a committee consisting of not less than two members of the Board of Directors (the "Committee"), which determines eligible employees, the time and number of options to be granted, and the periods for which such options may be granted. There are limitations on the number of options which may be granted and the aggregate fair market value of the stock in any given year. All options granted under the ISOP may be made subject to vesting by the Committee in its discretion.

    As of March 31, 1996, incentive stock options to purchase 467,798 shares of Common Stock were outstanding and unexercised, having exercise prices from $2.25 to $7.00 per share.

EMPLOYMENT AGREEMENTS

    The Company has Employment Agreements with several of its executive officers, the material provisions of which are summarized as follows:

    MILES SILVERMAN. Effective April 1, 1994, the Company entered into an Employment Agreement with Mr. Silverman as its President and Chief Financial Officer. The Agreement provided for payment of a base salary of $80,000 per year with annual cost of living increases. Effective April 1, 1995, Mr. Silverman was appointed as the Company's Chief Executive Officer and resigned as the Company's Chief Financial Officer. As a result, Mr. Silverman's annual salary was increased to $120,000, with annual cost of living increases. Effective June 20, 1996, Mr. Silverman resigned as Chief Executive Officer and was appointed Chief Financial Officer. His salary remained

$120,000. The current Agreement has a term of one year from the date of termination notice from the Company.

    PHYLLIS PATTERSON. Effective April 1, 1994, the Company entered into an Employment Agreement with Ms. Patterson as President of Renaissance Pleasure Faires, Inc. The Agreement had a term of two years from the date of termination notice from the Company and provided for payment of a base salary of $100,879 per year with annual cost of living increases. Effective October 31, 1995, Ms. Patterson resigned as President of Renaissance Pleasure Faires, Inc., terminated her employment with the Company, and entered into a two-year Consulting Agreement with the Company, pursuant to which she receives $8,568 per month.

    HOWARD HAMBURG. Effective April 1, 1994, the Company entered into an Employment Agreement with Mr. Hamburg as Treasurer of Renaissance Pleasure Faires, Inc. Effective February 14, 1995, Mr. Hamburg was also appointed the Company's COO. Effective June 20, 1996, Mr. Hamburg resigned as COO and was appointed a Vice President. The current Employment Agreement has a term of one year from the date of termination notice from the Company. His current annual salary is $105,000, with annual cost of living increases.

    KEVIN PATTERSON. Effective April 1, 1994, the Company entered into an Employment Agreement with Mr. Patterson as Chief Executive Officer of Renaissance Pleasure Faires, Inc. The current Agreement has a term of one year from the date of termination notice from the Company. The Agreement provides for payment of a base salary of $67,900 per year with annual cost of living increases. His current salary is $75,000.

    J. STANLEY GILBERT. The Company has entered into an Employment Agreement with Mr. Gilbert as its Vice-President. The Agreement has a term of two years from the date of termination notice from the Company. The Agreement provides for payment of a base salary of $60,000 per year with annual cost of living increases. His current salary is $80,000. This Employment Agreement, but not Mr. Gilbert's employment, was terminated by mutual agreement on April 1, 1995.

    RIKKI KIPPLE.  The Company has entered into an Employment Agreement with
Ms. Kipple as Vice-President of Ellora Corporation. The Agreement has a term of two years from the date of termination notice from the Company. The Agreement provides for payment of a base salary of $40,000 per year with annual cost of living increases. Her current salary is $65,000. This Employment Agreement, but not Ms. Kipple's employment, was terminated by mutual agreement on August 31, 1995.

    BARBARA HOPE. On February 5, 1996, the Company entered into an Employment Agreement with Ms. Hope in connection with the acquisition of Creative Faires, Ltd. The Agreement has a term of two years and provides for a base salary of $100,000.

    DONALD C. GAITI. On February 5, 1996, the Company entered into an Employment Agreement with Mr. Gaiti in connection with the acquisition of Creative Faires, Ltd. The Agreement has a term of two years and provides for a base salary of $100,000.

DIRECTOR COMPENSATION

    During the fiscal year ended March 31, 1996, outside Directors, other than Mr. Geller and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

LEAVELL CONSULTATION AGREEMENT

    Charles S. Leavell began a service as Chief Executive Officer and Chairman of the Board of the Company in April, 1993. Effective April 1, 1995, Mr. Leavell resigned as the Company's Chief Executive Officer to concentrate on other business opportunities. In conjunction with Mr. Leavell's resignation as Chief Executive Officer, the Company entered into a Consultation Agreement with Mr. Leavell pursuant to which Mr. Leavell will continue to consult with the Company's executive committee on matters related to the Company's existing plans for expansion and proposed faire acquisitions. In consideration of these services, the Company has agreed to pay Mr. Leavell a fee of $4,000 per month through March 31, 1996. Thereafter, as services were performed on a project-by-project basis upon terms and conditions agreeable to both parties at the time. Effective June 20, 1996, Mr. Leavell once again was elected Chief Executive Officer of the Company and the consultation agreement was terminated.

GELLER AGREEMENT

    Effective April 1, 1994, the Company appointed Rob Geller to serve as a director of the Company until the next regular annual meeting of the Company's shareholders and until his successor has been duly elected and qualified. The Company also entered into an Agreement with Mr. Geller pursuant to which the Company has agreed to include Mr. Geller's name on the slate of nominees to be elected to serve as directors of the Company, and Mr. Geller has consented to the inclusion of his name as a nominee, to be voted upon at the annual meeting of the Company's shareholders to be held in 1994, 1995 and 1996. Pursuant to the terms of the agreement, Mr. Geller was granted non-qualified options exercisable to acquire up to 83,333 shares of the Company's Common Stock at an exercise price of $2.25 per share. 20,833 of such options vested immediately upon grant, and the balance are subject to vesting over a period of three years contingent upon Mr. Geller's continued service as a Director of the Company. Further, the Company has agreed to pay him $300 for each Board of Directors meeting he attends and to reimburse him for out-of-pocket expenses incurred in connection with attending those meetings.

The Company has also agreed to reimburse Mr. Geller for his out-of-pocket expenses incurred in connection with his services rendered as a consultant to the Company for which he also receives $75 an hour. In fiscal 1996, Mr. Geller received, subject to the prior approval of the Company, $30,137 under this agreement.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Common Stock, as of June 30, 1996, by: (i) each of the directors and executive officers of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                      Percent of
of Beneficial Owner               Number of Shares    Class(1)
- -------------------                ----------------    --------

Charles S. Leavell                699,687 (2)         15.96%
1881 Ninth Street, Suite 319
Boulder, Colorado 80302

The Living History Centre         253,668             5.78%
P.O. Box 150329
San Rafael, CA  94915-0329

Barbara Hope                      243,000 (3)         5.54%
186 Main Street
Westhampton Beach, NY  11978

Miles Silverman                   181,666 (4)         4.05%
2290 Norwood Avenue
Boulder, Colorado 80304

Phyllis Patterson                 170,185             3.90%
25 Anton Way
Novato, California 94947

Howard Hamburg                    99,096 (5)          2.24%
407 Montford
Mill Valley, California 94941

Rob Geller                        77,499 (6)          1.71%
1402 Kalmia
Boulder, Colorado 80304

Sanford L. Schwartz               10,675 (7)          *
5353 Manhattan Circle, #201
Boulder, Colorado 80303

All Directors &
Officers as a Group
(Twelve [12] Persons)             1,690,715 (8)       36.49%
    __________________________
  * Less than one percent

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of June 30, 1996, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 510,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 66,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell, exercisable at a price of $1.875 per share. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act.

(3) Includes 122,500 shares owned by Donald C. Gaiti, Ms. Hope's spouse. Ms. Hope disclaims beneficial ownership of the securities held by Mr. Gaiti for purposes of Section 16 under the Exchange Act.

(4) Includes incentive stock options exercisable to purchase 33,333 shares of Common Stock at an exercise price of $2.25 per share, incentive stock options exercisable to purchase an additional 50,000 shares of Common Stock at an exercise price of $3.50 per share, issued under the 1993 ISOP, and incentive stock options exercisable to purchase an additional 15,000 shares of Common Stock of an exercise price of $7.00 per share, issued under the 1993 ISOP.

(5) Includes Incentive Stock Options exercisable to purchase 16,022 shares of Common Stock at an exercise of $3.06 per share, issued under the 1993 ISOP and incentive stock options to purchase an additional 15,000 shares of Common Stock at an exercise price of $7.00 per share, issued under the 1993 ISOP.

(6) Includes non-qualified options to purchase 62,499 shares of Common Stock at an exercise price of $2.25 per share and non-qualified options to purchase 15,000 shares of Common Stock at an exercise price of $7.00 per share.

(7) Includes 10,675 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder.

(8) Includes 247,687 shares issuable upon exercise of stock options exercisable within 60 days of June 30, 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CBSI CONSULTATION AGREEMENT

    Sanford L. Schwartz was elected to serve as a member of the Company's Board of Directors in April, 1993. Mr. Schwartz is President, Director and a principal stockholder of Creative Business Strategies, Inc. Effective January 1, 1994, CBSI entered into a consultation agreement with the Company in connection with the Company's acquisition of Western Renaissance Fair Presentation, Inc., a California corporation ("Western") and the assets of the Living History Centre, a California non-profit, public benefit corporation. As a result of its services to the Company in connection with the Western and LHC acquisitions, the Company issued to CBSI a total of 38,844 shares of the Company's Common Stock, and issued to CBSI warrants exercisable to purchase an additional 133,333 shares of the Company's Common Stock at an exercise price of $ 1.875 per share. These warrants have all been exercised. In connection with the acquisition of Creative Faires, Ltd., the Company issued an additional 10,675 shares of Common Stock to CBSI.

    Further, the Company has entered into a second Consultation Agreement with CBSI pursuant to which it performs financial and public relations services for a term expiring December 31, 1996. In consideration of those services, the Company has agreed to pay CBSI a fee of $4,500 per month and $200 per hour for services rendered in excess of 20 days per month.

STOCK POOLING AND VOTING AGREEMENT

    Effective April 1, 1994, in connection with the Company's acquisition of the assets of the Living History Centre, the principal shareholders of the Company entered into a Stock Pooling and Voting Agreement (the "Voting Agreement"), pursuant to which all parties agreed to vote all shares of the Company's Common Stock now owned or which in the future may be acquired in favor of Charles S. Leavell, Phyllis Patterson, Sanford Schwartz and Howard Hamburg to serve as members of the Company's Board of Directors at any regular or special meeting of the Company's shareholders held for that purpose. In addition, the Voting Agreement further provides that such Directors are required to elect a fifth member of the Board of Directors who shall in all respects be a disinterested outside Director without a prior or existing business or financial relationship or affiliation with either the Company or any principal shareholder of the Company. The outside Director is currently Rob Geller. The Voting Agreement has a term of three years. The parties to the Voting Agreement, Leavell Management Group, Inc., Charles S. Leavell, Miles Silverman, Phyllis Patterson, Howard Hamburg, Kevin Patterson, the Living History Centre, J. Stanley Gilbert and Rikki Kipple exercise the sole or shared power to vote, in the aggregate, 1,543,023 shares, or 21.1% of the Company's Common Stock issued and outstanding at February 5, 1996.

LIVING HISTORY CENTRE AGREEMENT

    In connection with the Company's purchase of the assets of the Living History Centre (see "BUSINESS - LIVING HISTORY CENTRE"), the Company issued to LHC in consideration for the transfer of those assets 262,000 shares of the Company's Common Stock and 875,000 shares of Series A Convertible Preferred Stock.
    On August 25, 1994, the Company entered into an agreement with LHC to which LHC agreed to sell to purchasers identified and approved by the Company 100,000 shares of Common Stock at a price of $1.56 per share and an additional 100,000 shares of Common Stock at a price of $1.875 per share. LHC also agreed to convert all 875,000 shares of Series A Preferred Stock into 291,667 shares of Common Stock. Further, contingent upon the conversion of the Preferred Stock, the Company agreed to release and forgive LHC from repayment of an outstanding indebtedness in the stipulated amount of $62,805. Finally, the Agreement contained LHC's agreement not to sell, transfer or otherwise dispose of any shares of Common Stock of the Company until January 27, 1997, without the consent of the Underwriter.

CREATIVE FAIRES, LTD. AGREEMENT

    On February 5, 1996, the Company, its newly-created and wholly-owned subsidiary Cfaires Acquisition Corp., Creative Faires, Ltd., and Barbara Hope and Donald C. Gaiti, the sole shareholders of Creative Faires, Ltd., entered into an Agreement and Plan of Merger pursuant to which Cfaires Acquisition Corp. was merged with and into Creative Faires, Ltd. In connection with the merger, Ms. Hope and Mr. Gaiti received 270,000 shares of the Company's Common Stock, $.03 par value, and the Company became the sole shareholder of Creative Faires, Ltd. The Company also agreed to employ Mr. Gaiti for a two year period as the President of Creative Faires, Ltd. and to employ Ms. Hope for the same period of time as a vice president of Creative Faires, Ltd. In addition, the Company agreed to use its best efforts expand its board of directors to six members and to elect Ms. Hope to that board. She was so elected effective February 5, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       RENAISSANCE ENTERTAINMENT
                                                       CORPORATION


Date:  July 29, 1996                                     /s/ Charles S. Leavell
                                                       -------------------------
                                                       Charles S. Leavell
                                                       Chief Executive Officer