Form 10KSB/A
period 1996-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1996-08-01
CIK 838782

                                 FORM 10-KSB/A2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended March 31, 1996
                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the transition period from___________ to_____________________

Commission file number 0-233782

                      RENAISSANCE ENTERTAINMENT CORPORATION
           (Name of Small Business Issuer as Specified in its Charter)

                         Colorado                            84-1094630
(State or other jurisdiction of incorporation              I.R.S. Employer
Identification number or organization)

4440 Arapahoe Road, Suite 200, Boulder, Colorado                80303
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (303) 444-8273

              Securities registered under Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.03 par value
                                (TITLE OF CLASS)
                                ----------------

       Common Stock, $.03 par value
       Class A Common Stock Purchase Warrants
       Class B Common Stock Purchase Warrants
       Units, each Unit consisting of one (1) Share of Common Stock, one(1)
            Class A Common Stock Purchase Warrant and one (1) Class B Common Stock Purchase Warrant

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   __    __________________

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

ITEM 13:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO    TITLE
- ----------    -----
   *1.0       Underwriting Agreement.

   *1.1       Letter of Intent with Duke & Co., Inc., dated August 3, 1994.

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

  **2.2 Plan and Agreement of Merger dated February 5, 1996 by and among Renaissance Entertainment Corporation, CFaires Acquisition Corp., Creative Faires, Ltd., Barbara Hope and Donald C. Gaiti.

     3.0(i) Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

     3.0(ii) By-Laws, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

    *3.1      Articles of Amendment to the Articles of Incorporation.

     4.1 Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

    *4.2      Specimen Class A Warrant Certificate.

    *4.3      Specimen Class B Warrant Certificate.

    *4.4      Warrant Agreement.

    *4.5      Underwriter's Warrant Agreement.

    *4.6 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Voting Stock of Renaissance Entertainment Corporation.

    *4.7      Renaissance Entertainment Corporation 1993 Stock Incentive
              Plan.(1)

    10.1 Stock Pooling and Voting Agreement, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.

  **10.2(i)   Consultation Agreement with Charles S. Leavell dated
              April 1, 1995.(1)

  **10.2(ii)  Consultation Agreement with Charles S. Leavell Extension I dated
              October 1, 1995.(1)

  **10.2(iii) Consultation Agreement with Charles S. Leavell Extension II.(1)

    10.3(i) Employment Agreement with Miles Silverman, from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

****10.3(ii)  Employment Agreement with Miles Silverman dated December 31,
              1995.(1)

  **10.4      Consulting Agreement with Phyllis Patterson.(1)

    10.5(i) Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

****10.5(ii)  Employment Agreement with Howard Hamburg dated December 31,
              1995.(1)

    10.6(i) Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated April 1, 1994, filed with the Commission on April 15, 1994.(1)

****10.6(ii)   Employment Agreement with Kevin Patterson dated December 31,
               1995.(1)

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

   *10.11(i)   Letter Agreement with Rob Geller dated July 19, 1994.(1)

  **10.11(ii)  Addendum to Letter Agreement with Rob Geller dated August 1,
               1995.(1)

  **10.11(iii) Addendum to Letter Agreement with Rob Geller effective
               February 1, 1996.(1)

   *10.12      Agreement with The Living History Centre dated August 25, 1994.

   *10.13 Specimen Vendor and Exhibitor Agreement for the Bristol Renaissance Faire.

   *10.14 Specimen Vendor and Exhibitor Agreement for the Northern and Southern Renaissance Pleasure Faires.

   *10.15      Specimen Bristol Renaissance Faire Concession Agreement.

   *10.16      Specimen Bristol Renaissance Faire Games Concession Agreement.

    10.17 Office Lease, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995.

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

   *10.26     Investment Banking Agreement with Duke & Co., Inc.

   *10.27 Contract to purchase approximately 250 acres of land in Stafford County, Virginia

    10.28 Lease Agreement between Creative Faires, Ltd. and Sterling Forest Corporation dated June 12, 1996.

****10.29     Mortgage dated April 7, 1995 with Bank One, Kenosha N.A. with respect to Bristol Property.

 ***10.30     Employment Agreement dated February 5, 1996 with Barbara
              Hope.(1)

 ***10.31     Employment Agreement dated February 5, 1996 with
              Donald C. Gaiti.(1)

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

****21.0      Subsidiaries.

****23.1      Consent of Schumacher and Associates, Inc.

    27.0      Financial data schedule.



* Incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, declared effective by the Commission on January 27, 1995.

** Incorporated by reference from Post-Effective Amendment No. 1 to the above-referenced registration statement, filed with the Commission on January 30, 1996.

*** Incorporated by reference from Post-Effective Amendment No. 2 to the above-referenced registration statement filed with the Commission on February 23, 1996.

**** Filed herewith.

(1) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.


REPORTS ON FORM 8-K

     The Registrant filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RENAISSANCE ENTERTAINMENT
                                       CORPORATION


Date:  August 1, 1996                  /s/ Charles S. Leavell
                                       -------------------------------------
                                       Charles S. Leavell
                                       Chief Executive Officer