Form 10QSB
period 1996-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1996-08-19
CIK 838782

             FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the period ended      June 30, 1996
                                             --------------------
                                        or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934. For the transition period from _______________ to
_______________

Commission File Number             0-23782
                           -------------------------


                      RENAISSANCE ENTERTAINMENT CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                COLORADO                          84-1094630
    -------------------------------           -------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

      4440 Arapahoe Avenue, Suite 200,  Boulder,  Colorado     80303
     -----------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

                                (303) 444-8273
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

      ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                [   ] Yes     [   ] No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1996, Registrant had 4,437,097 shares of common stock, $.03 Par Value, outstanding.

                                        INDEX


                                                           Page
                                                          Number
                                                          ------
Part I.   Financial Information

    Item I.   Financial Statements

              Balance Sheets as of March 31, 1996
                   and June 30, 1996 (Unaudited)             4

              Statements of Operations, Three Months
                   Ended June 30, 1996 and 1995
                   (Unaudited)                               5

              Statements of Cash Flows, Three Months
                   Ended June 30, 1996 and 1995
                   (Unaudited)                               6

              Notes to Financial Statements                  7

    Item 2.   Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                               8


Part II.  Other Information                                 11

           RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                    BALANCE SHEETS
                                     (Unaudited)
                                       ASSETS

                                           June 30,       March 31,
                                             1996           1996
                                        -----------     -------------
Current Assets:
    Cash and equivalents                $   345,598     $   631,063
    Accounts receivable                     321,837         392,814
    Note receivable, current portion         30,123
    Inventory                               227,289         116,221
    Prepaid expenses and other              567,818         979,769
                                        -----------     ------------
      Total Current Assets                1,492,665       2,119,867

       Property and equipment             7,212,563       5,156,217
       Note receivable, net of current
         portion                            154,524
       Construction in progress                           1,080,895
       Covenant not to compete               55,000          60,000
       Goodwill                             646,165       1,046,285
       Restricted cash                      860,342         848,296
       Other assets                         149,921         121,909
                                        -----------     ------------
TOTAL ASSETS                            $10,571,180     $10,433,469
                                        -----------     ------------
                                        -----------     ------------



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued
     expenses                           $ 2,035,823     $ 1,181,090
    Notes payable, current portion        1,132,459         437,956
    Unearned income                         303,295         485,798
                                        -----------     ------------
      Total Current Liabilities           3,471,577       2,104,844

    Note payable, net of current
     portion                              2,498,793       2,531,187
                                        -----------     ------------
      Total Liabilities                   5,970,370       4,636,031
                                        -----------     ------------

Stockholders' Equity:

    Common stock, $.03 par value,
     50,000,000 shares authorized,
     4,385,264 shares issued and
     outstanding at June 30, 1996           131,558         130,826
    Additional paid-in capital            7,215,486       7,108,082
    Accumulated earnings (deficit)       (2,746,234)     (1,441,470)
                                        -----------     ------------
      Total Stockholders' Equity          4,600,810       5,797,438
                                        -----------     ------------

Total Liabilities and Stockholders'
 Equity                                 $10,571,180     $10,433,469
                                        -----------     ------------
                                        -----------     ------------


The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                             Three Months Ended
                                                   June 30
                                       ---------------------------
                                           1996             1995
                                       -----------      ----------
REVENUE:
    Sales                              $ 5,316,083      $4,486,726
    Cost of sales                        2,147,219       1,864,687
                                       -----------      ----------
      Gross Profit                       3,168,864       2,622,039
                                       -----------      ----------

OPERATING EXPENSES:
    Salaries                             1,472,431       1,184,184
    Depreciation and amortization          160,677         103,657
    Goodwill writedown                     380,000
    Advertising                            875,601         402,550
    Other operating expenses             1,570,959         746,945
                                       -----------      ----------
      Total Operating Expenses           4,459,668       2,437,336
                                       -----------      ----------

Net Operating (Loss) Income             (1,290,804)        184,703
                                       -----------      ----------

Other Income (Expenses):
    Interest income                         16,725          35,563
    Interest expense                       (81,933)        (48,940)
    Miscellaneous income                    51,248           1,513
                                       -----------      ----------
      Total Other                          (13,960)        (11,864)
                                       -----------      ----------

Net Income (Loss) before Taxes          (1,304,764)        172,839

Income Taxes                                               116,415
                                       -----------      ----------

Net Income (Loss) to Common
 Stockholders                          $(1,304,764)     $   56,424
                                       -----------      ----------
                                       -----------      ----------

Net Income (Loss) per Common Share     $      (.30)     $      .02
                                       -----------      ----------
                                       -----------      ----------

Weighted Average Number of Common
Shares Outstanding                       3,996,189       3,750,297
                                       -----------      ----------
                                       -----------      ----------



The accompanying notes are an integral part of the financial statements.

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                               STATEMENTS OF CASH FLOWS


                                                  Three Months Ended
                                                        June 30
                                             ---------------------------
                                                 1996             1995
                                             ------------   ------------

Cash Flows from Operating Activities:

   Net income (Loss)                         $(1,304,764)   $     56,424
                                             ------------   ------------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization             540,677         103,657
       (Increase) decrease in:
         Inventory                              (111,068)        (18,601)
         Receivables                            (113,670)       (312,609)
         Prepaid expenses and other              383,939         459,817
       Increase (decrease) in:
         Accounts payable and accrued
           expenses                              854,733         522,761
         Unearned revenue and other             (182,503)       (362,286)
                                             ------------   ------------
           Total adjustments                   1,372,108         392,739
                                             ------------   ------------
Net Cash Provided by Operating
  Activities                                      67,344         449,163
                                             ------------   ------------


Cash Flows from Investing Activities:
   (Acquisition) of investments                  (12,046)     (1,780,642)
   (Acquisition) of property and equipment    (1,111,088)     (1,215,986)
                                             ------------   ------------
Net Cash (Used in) Investing Activities       (1,123,054)     (2,996,628)
                                             ------------   ------------


Cash Flows from Financing Activities:
   Common stock issued and additional
    paid-in capital                              108,136         318,036
   Proceeds from notes payable                   675,000       1,000,000
   Principal payments on notes payable           (12,891)       (465,584)
   Other                                                          50,933
                                             ------------   ------------
Net Cash Provided by Financing Activities        770,245         903,385
                                             ------------   ------------


Net Increase (Decrease) in Cash                 (285,465)     (1,644,080)
Cash, beginning of period                        631,063       3,296,652
                                             ------------   ------------
Cash, end of period                          $   345,598      $1,652,572
                                             ------------   ------------
                                             ------------   ------------
Interest paid                                $    81,933      $   27,257
                                             ------------   ------------
                                             ------------   ------------
Income tax paid                              $         -      $        -
                                             ------------   ------------
                                             ------------   ------------



The accompanying notes are an integral part of the financial statements.

                     RENAISSANCE ENTERTAINMENT CORPORATION AND
                               CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                              June 30, 1996 (Unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Renaissance Entertainment Corporation (the "Company") was organized on June 24, 1988, as a Colorado Corporation.

2.  UNAUDITED STATEMENTS

    The balance sheet as of June 30, 1996 and March 31, 1996, the statement of operations and the statement of cash flows for the three month periods ended June 30, 1995 and 1996, have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1996 and for all periods presented, have been made.

3.  CALCULATION OF EARNINGS (LOSS) PER SHARE

    The earnings (Loss) per share is calculated by dividing the net income
    (Loss) to common stockholders by the   weighted average number of common
    shares outstanding.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes.

    The Company has changed its fiscal year end from March 31 to December 31. The current year will now end on December 31, 1996, and the Company will now report results of operations for nine months rather than twelve months.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO MARCH 31, 1996

ASSETS

    The Company substantially increased its investment in net property and equipment during the quarter ended June 30, 1996. Property and equipment increased 40% from $5,156,217 at March 31, 1996 to $7,212,563 at June 30,
1996. This increase reflects the Company's substantial investment at the Virginia Renaissance Faire. Note receivables increased by $184,647 as a result of promissory notes issued to the Company by craft vendors for the Virginia Faire to reimburse the Company for capital improvements it made for the benefit of certain craft vendors.

    Cash and equivalents decreased by $285,465 from $631,063 at March 31, 1996 to $345,598 at June 30, 1996. The decrease in cash and equivalents is due in part to the operating losses for the quarter and in part due to the increased purchases of property and equipment for the Virginia Renaissance Faire. Accounts receivable was reduced by $70,977, reflecting payment from outside vendors as the Faires in Southern California and Virginia ended their seasonal runs in mid-June. Inventory increased by $111,068 from $116,222 to $227,289. The Company's merchandise division purchased additional inventory to gear up for its Bristol Renaissance Faire in Wisconsin, the New York Renaissance Faire in Tuxedo, and the Northern California Renaissance Pleasure Faire near San Francisco. Prepaid expenses decreased 42% from $979,769 to $567,818. This change reflects the recognition of expenses as the Faire season progresses. Goodwill decreased by $400,120 from $1,046,285 to $646,165. This is due to yearly amortization and a decrease in goodwill of $380,000 for the Southern California Faire. The lack of operating profits in Southern California for the past two years caused management to reduce goodwill. In summary, CURRENT ASSETS decreased by 30%, from $2,119,867 as of March 31, 1996 to $1,492,665 as of June 30, 1996. TOTAL ASSETS increased by 1.3% from $10,433,469 to $10,571,180. This is due to the capital construction of the Virginia Renaissance Faire.

LIABILITIES

    The Company's TOTAL LIABILITIES increased by $1,334,339 or 28.8%, for the quarter ended June 30, 1996. Accounts payable increased by $854,733 to $2,035,823, in part due to the cyclical increase in accounts payable owing to the completion of the Southern California and Virginia Renaissance Faires and the start-up of the Bristol and New York Renaissance Faires. The current portion of the notes payable increased by $694,503 to $1,132,459 from $437,956 at March 31, 1996. The Company drew cash from its operating liness of credit to finance both capital improvements at the Virginia Renaissance Faire and its operating losses. Unearned income decreased by $182,503 to $303,295. The Company recognized deposits from vendors as income once the Southern California Faire and Virginia Faire completed their seasonal run. Based on these events, the Company's CURRENT LIABILITIES increased by 64.9% to $3,471,577 at June 30, 1996 from $2,104,844 at March 31, 1996.

LIQUIDITY

    The changes in current assets and liabilities resulted in a decrease in working capital of $1,993,935 from $15,023 at March 31, 1996 to $(1,978,912)
at June 30, 1996. The decrease in working capital is primarily due to use of cash to fund the Virginia construction project, which transfers assets out of working capital and into long-term assets, as well as cash outflow required from its operations during the 1996 Renaissance Faire. The Company's future liquidity is highly dependent on results of the remaining three Faires to be held in the summer and fall of 1996. It is management's opinion that cash flow from operations will not be adequate to fund the Company's existing short-term and long-term obligations owed to lending institutions.

    Except for approximately $100,000 of capital improvements to complete the construction of the Virginia Renaissance Faire, the Company has no current commitments for any material capital expenditures for the balance of the year. The Company currently owes $250,000 to Bank One Kenosha and $750,000 to Bank One Boulder for its operating lines of credit that are due on September 1, 1996. Based on recent discussions with these lenders, management believes that a sixty day extension will be granted by both lenders. There can be no assurance that the extensions will be granted. Management has begun discussions with its current lenders and other outside sources to increase its lines of credit and/or refinance its existing lines of credit to accommodate the cyclical nature of the Company's operations. Management believes that it will be necessary to raise approximately $1,500,000 of additional working capital either through debt or equity to fund its short-term cash flow problems. Efforts are currently underway to accomplish that goal. However, there can be no assurance that additional capital will be available to the Company, or if available, available on terms
acceptable to the Company.   There is a possibility that the Company may need
to raise equity capital at a price significantly lower than the current market price for the Company's common stock.

SHAREHOLDERS' EQUITY

    Shareholders' equity decreased $1,196,628 or 20.6% from $5,797,438 at March 31, 1996 to $4,600,810 at June 30, 1996. Equity was reduced $924,764, due to the net operating loss for the quarter. Equity decreased $380,000 due to the write off of goodwill for the Southern California Faire and equity increased by $108,136 due to the exercise of warrants and employee stock options.

 RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE
                           MONTHS ENDED JUNE 30, 1995

    The results of operations of the Company for the quarter ended June 30, 1996, reflect operations of the full nine week run of the Southern California Faire, the full seven week run of the Virginia Renaissance Faire, and one weekend of the Bristol Renaissance Faire.

    Revenue increased from $4,486,726 for the three months ended June 30, 1995 to $5,316,083 for the three months ended June 30, 1996. This is an increase of 18.5%. The increase in revenues related to the opening of the Virginia Faire during the quarter. The increased revenues from the run of the Virginia Faire were offset by a decrease in revenues of $489,087 for the Southern California Faire as compared to last year. Unusually inclement weather in both Virginia and Southern California reduced the expected revenues from Faire operations.

    Operating expenses increased by $1,642,332 in 1996 compared to 1995.
This is partially due to the increased costs of starting a new Faire in Virginia and six months of operating expenses for the New York Renaissance Faire, which was purchased by the Company in February 1996. Due to the pooling of interests between Creative Faires, Ltd. (The New York Renaissance Faire) and the Company and the different fiscal year ends of Creative Faires, Ltd. and the Company, the Company is accounting for six months of operations for the New York Faire in this three month quarter. The Company wrote down $380,000 in Goodwill for the Southern California Faire, based on its poor performance for the past two years.

    The Company incurred a NET LOSS of $1,304,764 for the three months ended June 30, 1996 compared to a NET INCOME of $56,424 for the three months ended June 30, 1995. The decrease in net income is due to: a) losses incurred with the opening of the Virginia Faire, reflecting the industry experience that it can take two or more years for a new Faire to become profitable; and b) to the decrease in revenues from the Southern California Faire. The Company believes that it will be necessary to find a new permanent location for the Southern California Faire in order to improve its operating results. While the Company is currently investigating new sites for this Faire, there can be no assurance that a new site will be available or, if available, available on terms acceptable to the Company.

    Net loss per share was ($.30) compared to net income per share of $.02 in June of 1995. This reflects the operating losses for the Virginia Faire, start-up costs for the Virginia Faire, the reduction of revenue from the Southern California Faire, six months of operating expenses for the New York Faire, and the write-down of $380,000 of goodwill for the Southern California Faire.

                            PART II. OTHER INFORMATION



Item 1.       LEGAL PROCEEDINGS

              None.

Item 2.       CHANGES IN SECURITIES

              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None.

                                     SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RENAISSANCE ENTERTAINMENT CORPORATION



Dated:    8/19/96
       -------------

/s/  Miles Silverman
     ---------------------------------
     Miles Silverman, President