Form 10QSB/A
period 1996-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1996-08-23
CIK 838782

           FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended           June 30, 1996
                         -------------------------------------
                                      or
[] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
     For the transition period from _________________ to __________________

     Commission File Number             0-23782
                           -------------------------------------------------

                    RENAISSANCE ENTERTAINMENT CORPORATION
           (Exact name of registrant as specified in its charter)

                   COLORADO                          84-1094630
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization             Identification No.)

4440 ARAPAHOE AVENUE, SUITE 200, BOULDER, COLORADO             80303
       (Address of principal executive offices)              (Zip Code)

                                (303) 444-8273
               (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes    [ ] No

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

      RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                               BALANCE SHEETS
                                (Unaudited)
                                   ASSETS

                                                                June 30,       March 31,
                                                                  1996           1996
                                                              -----------    -----------
Current Assets:
  Cash and equivalents                                        $   345,598    $   631,063
  Accounts receivable                                             321,837        392,814
  Note receivable, current portion                                 30,123
  Inventory                                                       227,289        116,221
  Prepaid expenses and other                                      567,818        979,769
                                                              -----------    -----------
    Total Current Assets                                        1,492,665      2,119,867

  Property and equipment, net of accumulated depreciation       7,212,563      5,156,217
  Note receivable, net of current portion                         154,524
  Construction in progress                                                     1,080,895
  Covenant not to compete                                          55,000         60,000
  Goodwill                                                        646,165      1,046,285
  Restricted cash                                                 860,342        848,296
  Other assets                                                    149,921        121,909
                                                              -----------    -----------
TOTAL ASSETS                                                  $10,571,180    $10,433,469
                                                              -----------    -----------
                                                              -----------    -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                       $ 2,035,823    $ 1,181,090
  Notes payable, current portion                                1,132,459        437,956
  Unearned income                                                 303,295        485,798
                                                              -----------    -----------
    Total Current Liabilities                                   3,471,577      2,104,844

  Note payable, net of current portion                          2,498,793      2,531,187
                                                              -----------    -----------
    Total Liabilities                                           5,970,370      4,636,031
                                                              -----------    -----------
Stockholders' Equity:

  Common stock, $.03 par value, 50,000,000
   shares authorized, 4,385,264 shares
   issued and outstanding at June 30, 1996                        131,558        130,826
  Additional paid-in capital                                    7,215,486      7,108,082
  Accumulated earnings (deficit)                               (2,746,234)    (1,441,470)
                                                              -----------    -----------
    Total Stockholders' Equity                                  4,600,810      5,797,438
                                                              -----------    -----------
Total Liabilities and Stockholders' Equity                    $10,571,180    $10,433,469
                                                              -----------    -----------
                                                              -----------    -----------


The accompanying notes are an integral part of the financial statements.

     RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY


                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                             June 30
                                                    -------------------------
                                                       1996           1995
                                                    -----------   -----------
REVENUE:
  Sales                                            $ 5,316,083    $4,486,726
  Cost of sales                                      2,147,219     1,864,687
                                                   -----------    ----------
    Gross Profit                                     3,168,864     2,622,039
                                                   -----------    ----------

OPERATING EXPENSES:
  Salaries                                           1,472,431     1,184,184
  Depreciation and amortization                        160,677       103,657
  Goodwill writedown                                   380,000
  Advertising                                          875,601       402,550
  Other operating expenses                           1,570,959       746,945
                                                   -----------    ----------
    Total Operating Expenses                         4,459,668     2,437,336
                                                   -----------    ----------

Net Operating (Loss) Income                         (1,290,804)      184,703
                                                   -----------    ----------

Other Income (Expenses):
  Interest income                                       16,725        35,563
  Interest expense                                     (81,933)      (48,940)
  Miscellaneous income                                  51,248         1,513
                                                   -----------    ----------
    Total Other                                        (13,960)      (11,864)
                                                   -----------    ----------

Net Income (Loss) before Taxes                      (1,304,764)      172,839

Income Taxes                                                         116,415
                                                   -----------    ----------

Net Income (Loss) to Common Stockholders           $(1,304,764)   $   56,424
                                                   -----------    ----------
                                                   -----------    ----------

Net Income (Loss) per Common Share                 $      (.30)   $      .02
                                                   -----------    ----------
                                                   -----------    ----------

Weighted Average Number of Common
 Shares Outstanding                                  3,996,189     3,750,297
                                                   -----------    ----------
                                                   -----------    ----------


The accompanying notes are an integral part of the financial statements.

     RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                           STATEMENTS OF CASH FLOWS

                                                       Three Months ended
                                                             June 30,
                                                   --------------------------
                                                       1996          1995
                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net income (Loss)                                $(1,304,764)   $    56,424
                                                   -----------    -----------
  Adjustments to reconcile net income (Loss)
   to net cash provided by operating activities:
    Depreciation and amortization                      540,677        103,657
    (Increase) decrease in:
      Inventory                                      (111,068)       (18,601)
      Receivables                                    (113,670)      (312,609)
      Prepaid expenses and other                      383,939        459,817
    Increase (decrease) in:
      Accounts payable and accrued expenses            854,733        522,761
      Unearned revenue and other                      (182,503)      (362,286)
                                                   -----------    -----------
          Total adjustments                          1,372,108        392,739
                                                   -----------    -----------
Net Cash Provided by Operating Activities               67,344        449,163
                                                   -----------    -----------

Cash Flows from Investing Activities:
  (Acquisition) of investments                         (12,046)    (1,780,642)
  (Acquisition) of property and equipment           (1,111,008)    (1,215,986)
                                                   -----------    -----------
Net Cash (Used in) Investing Activities             (1,123,054)    (2,996,628)
                                                   -----------    -----------

Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                                     108,136        318,036
  Proceeds from notes payable                          675,000      1,000,000
  Principal payments on notes payable                  (12,891)      (465,584)
  Other                                                                50,933
                                                   -----------    -----------
Net Cash Provided by Financing Activities              770,245        903,385
                                                   -----------    -----------

Net Increase (Decrease) in Cash                       (285,465)    (1,644,080)
Cash, beginning of period                              631,063      3,296,652
                                                   -----------    -----------
Cash, end of period                                $   345,598    $ 1,652,572
                                                   -----------    -----------
                                                   -----------    -----------
Interest paid                                      $    81,933    $    48,940
                                                   -----------    -----------
                                                   -----------    -----------
Income tax paid                                    $         -    $         -
                                                   -----------    -----------
                                                   -----------    -----------

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

LIABILITIES

     The Company's TOTAL LIABILITIES increased by $1,334,339 or 28.8%, for the quarter ended June 30, 1996. Accounts payable increased by $854,733 to $2,035,823, in part due to the cyclical increase in accounts payable owing to the completion of the Southern California and Virginia Renaissance Faires and the start-up of the Bristol and New York Renaissance Faires. The current portion of the notes payable increased by $694,503 to $1,132,459 from $437,956 at March 31, 1996. The Company drew cash from its operating lines of credit to finance both capital improvements at the Virginia Renaissance Faire and its operating losses. Unearned income decreased by $182,503 to $303,295. The Company recognized deposits from vendors as income once the Southern California Faire and Virginia Faire completed their seasonal run. Based on these events, the Company's CURRENT LIABILITIES increased by 64.9% to $3,471,577 at June 30, 1996 from $2,104,844 at March 31, 1996.

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

     Net loss per share was ($.30) for the first quarter of the current fiscal period compared to net income per share of $.02 in a similar period last year. This reflects the operating losses for the Virginia Faire, start-up costs for the Virginia Faire, the reduction of revenue from the Southern California Faire, six months of operating expenses for the New York Faire, and the write-down of $380,000 of goodwill for the Southern California Faire.

                          PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The company was not required to file report on Form 8-K during the quarter ended June 30, 1996.

          EXHIBIT 27.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RENAISSANCE ENTERTAINMENT CORPORATION


Dated:       8/23/96                         /s/  Miles Silverman
      -------------------             -------------------------------------
                                           Miles Silverman, President