Form 10QSB
period 1996-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 1996-11-19
CIK 838782

            FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended September 30, 1996
                                     or
[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
     For the transition period from _________________ to _________________

                      Commission File Number   0-23782

                       RENAISSANCE ENTERTAINMENT CORPORATION
           (Exact name of registrant as specified in its charter)

                Colorado                              84-1094630
    (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization                Identification No.)

   4440 Arapahoe Avenue, Suite 200,  Boulder, Colorado        80303
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


                          [ ] Yes     [ ] No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, Registrant had 4,469,697 shares of common stock, $.03 Par Value, outstanding.

                                   INDEX


                                                                     PAGE
                                                                     NUMBER
                                                                     ------
Part I.   Financial Information

          Item I.  Financial Statements

                   Balance Sheets as of March 31, 1996
                     and September 30, 1996 (Unaudited)                   4

                   Statements of Operations, Three Months
                     Ended September 30, 1996 and 1995
                     (Unaudited)                                          5

                   Statements of Operations, Six Months
                     Ended September 30, 1996 and 1995
                     (Unaudited)                                          6

                   Statements of Cash Flows, Six Months
                     Ended September 30, 1996 and 1995
                     (Unaudited)                                          7

                   Notes to Financial Statements                          8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9

Part II.  Other Information                                              12

     RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                              BALANCE SHEETS
                                (Unaudited)
                                  ASSETS

                                                              September 30,     March 31,
                                                                   1996            1996
                                                              ------------    ------------
Current Assets:
  Cash and equivalents                                        $  1,606,910    $    631,063
  Accounts receivable                                              324,567         392,814
  Note receivable, current portion                                  42,052
  Inventory                                                        187,817         116,221
  Prepaid expenses and other                                       133,346         979,769
                                                              ------------    ------------
      Total Current Assets                                       2,294,692       2,119,867

  Property and equipment, net of accumulated depreciation        7,192,847       5,156,217
  Note receivable, net of current portion                          146,873
  Construction in progress                                                       1,080,895
  Covenant not to compete                                           50,000          60,000
  Goodwill                                                         633,495       1,046,285
  Restricted cash                                                  872,601         848,296
  Other assets                                                     199,952         121,909
                                                              ------------    ------------
TOTAL ASSETS                                                  $ 11,390,460    $ 10,433,469
                                                              ------------    ------------
                                                              ------------    ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                       $  1,518,884    $  1,181,090
  Notes payable, current portion                                   951,753         437,956
  Customer Deposits                                                 39,925
  Unearned income                                                  197,107         485,798
                                                              ------------    ------------
      Total Current Liabilities                                  2,707,667       2,104,844

  Note payable, net of current portion                           2,375,279       2,531,187
                                                              ------------    ------------
      Total Liabilities                                          5,082,946       4,636,031
                                                              ------------    ------------

Stockholders' Equity:

  Common stock, $.03 par value, 50,000,000
    shares authorized, 4,469,697 shares and 4,360,853 shares
    issued and outstanding at September 30, 1996 and
    March 31, 1996 respectively                                    134,091         130,826
  Additional paid-in capital                                     7,637,184       7,108,082
  Accumulated (deficit)                                         (1,463,761)     (1,441,470)
                                                              ------------    ------------
      Total Stockholders' Equity                                 6,307,514       5,797,438
                                                              ------------    ------------

Total Liabilities and Stockholders' Equity                    $ 11,390,460    $ 10,433,469
                                                              ------------    ------------
                                                              ------------    ------------


The accompanying notes are an integral part of the financial statements.

    RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three Months Ended
                                                  September 30
                                           ---------------------------
                                              1996            1995
REVENUE:                                   ----------      -----------
  Sales                                    $7,935,799      $5,758,992
  Cost of sales                             2,271,185       1,743,258
                                           ----------      ----------
    Gross Profit                            5,664,614       4,015,734
                                           ----------      ----------

OPERATING EXPENSES:
  Salaries                                  1,533,507       1,101,035
  Depreciation and amortization               213,629         107,356
  Advertising                               1,558,351         558,467
  Other operating expenses                  1,033,326         808,259
                                           ----------      ----------
    Total Operating Expenses                4,338,813       2,575,117
                                           ----------      ----------

Net Operating Income                        1,325,801       1,440,617
                                           ----------      ----------

Other Income (Expenses):
  Interest income                              28,416          33,538
  Interest expense                            (69,177)        (27,943)
  Miscellaneous income                         (2,567)        (13,564)
                                           ----------      ----------
    Total Other Income (Expense)              (43,328)        ( 7,969)

Net Income before Taxes                     1,282,473       1,432,648

Income Taxes                                        -        (582,488)
                                           ----------      ----------

Net Income to Common Stockholders          $1,282,473      $  850,160
                                           ----------      ----------
                                           ----------      ----------

Net Income per Common Share                $      .29      $      .22
                                           ----------       ---------
                                           ----------       ---------

Weighted Average Number of Common
 Shares Outstanding                         4,444,792       3,826,903
                                           ----------       ---------
                                           ----------       ---------

The accompanying notes are an integral part of the financial statements.

      RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                Six Months Ended
                                                   September 30
                                           ---------------------------
                                              1996             1995
REVENUE:                                   -----------     -----------
  Sales                                    $13,251,882     $10,245,718
  Cost of sales                              4,421,369       3,607,945
                                           -----------     -----------
    Gross Profit                             8,830,513       6,637,773
                                           -----------     -----------

OPERATING EXPENSES:
  Salaries                                   3,002,941       2,285,219
  Depreciation and amortization                374,307         211,013
  Goodwill writedown                           380,000
  Advertising                                2,433,952         961,047
  Other operating expenses                   2,604,317       1,555,204
                                           -----------     -----------
Operating Expenses                           8,795,517       5,012,453
                                           -----------     -----------

Net Operating Income                            34,996       1,625,320
                                           -----------     -----------

Other Income (Expenses):
  Interest income                               98,098          69,101
  Interest expense                            (151,110)        (76,883)
  Miscellaneous income                          (4,275)        (12,051)
                                           -----------     -----------
  Total Other Income (Expenses)                (57,287)        (19,833)
                                           -----------     -----------

Net Income (Loss) before Taxes                 (22,291)      1,605,487

Income Taxes                                         -        (698,903)
                                           -----------     -----------

Net Income (Loss) to Common Stockholders   $   (22,291)    $   906,584
                                           -----------     -----------
                                           -----------     -----------

Net Income (Loss) per Common Share         $     (. 01)    $       .24
                                           -----------     -----------
                                           -----------     -----------
Weighted Average Number of Common
 Shares Outstanding                          4,077,529       3,783,261
                                           -----------     -----------
                                           -----------     -----------


The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                           STATEMENTS OF CASH FLOWS

                                                        Six Months ended
                                                          September 30
                                                   --------------------------
                                                       1996           1995
                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net income (Loss)                                $   (22,291)   $   906,584
                                                   -----------    -----------
  Adjustments to reconcile net income (Loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                      754,307        211,013
    Deferred Income Taxes                                    -        (25,738)
    (Increase) decrease in:
    Inventory                                          (71,596)       (30,059)
    Receivables                                       (120,678)      (549,327)
    Prepaid expenses and other                         768,213        413,663
  Increase (decrease) in:
    Accounts payable and accrued
     expenses                                          377,719      1,141,150
    Unearned revenue and other                        (288,691)      (400,792)
                                                   -----------    -----------
      Total adjustments                              1,419,274        759,910
                                                   -----------    -----------
Net Cash Provided by Operating
 Activities                                          1,396,983      1,666,494
                                                   -----------    -----------

Cash Flows from Investing Activities:
  (Increase) in construction in process              1,080,895        (35,644)
  (Acquisition) of investments                         (24,305)    (1,477,633)
  (Acquisition) of property and equipment           (2,367,979)    (2,713,610)
                                                   -----------    -----------
Net Cash (Used in) Investing Activities             (1,311,389)    (4,226,887)
                                                   -----------    -----------
Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                                     532,367        499,447
  Proceeds from notes payable                          750,000      1,000,000
  Principal payments on notes payable                 (392,114)      (569,773)
  Other                                                      -         13,516
                                                   -----------    -----------
Net Cash Provided by Financing Activities              890,253        943,190
                                                   -----------    -----------
Net Increase (Decrease) in Cash                        975,847     (1,617,203)
Cash, beginning of period                              631,063      3,296,652
                                                   -----------    -----------
Cash, end of period                                $ 1,606,910    $ 1,679,449
                                                   -----------    -----------
                                                   -----------    -----------
Interest paid                                      $   151,110    $    80,888
                                                   -----------    -----------
                                                   -----------    -----------
Income tax paid                                    $         -    $ 1,223,577
                                                   -----------    -----------
                                                   -----------    -----------

   The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION AND
                            CONSOLIDATED SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)



1.   UNAUDITED STATEMENTS

     The balance sheet as of September 30, 1996, the statements of operations for the three month and six month periods ended September 30, 1996 and 1995 and the statement of cash flows for the six month period ended September 30, 1996 and 1995, have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented, have been made.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (Loss) per share is calculated by dividing the net income
     (Loss) to common stockholders by the weighted average number of common shares outstanding.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes, included in the company's annual report FORM 10-KSB for the fiscal year ended March 31, 1996.

     The Company has changed its fiscal year end from March 31 to December 31. This fiscal year will now end on December 31, 1996. For the current fiscal year the Company will report results of operations for nine months rather than twelve months.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 COMPARED TO MARCH 31, 1996 ASSETS

     The Company substantially increased its investment in net property and equipment during the six months ended September 30, 1996. Property and equip-ment increased 39% from $5,156,217 at March 31, 1996 to $7,192,847 at September 30, 1996. This increase reflects the Company's substantial investment at the Virginia Renaissance Faire and the pooling of the New York Faire assets. Notes receivable increased by $188,925 as a result of promissory notes issued to the Company by craft vendors for the Virginia Faire to reimburse the Company for capital improvements it made for the benefit of certain craft vendors.

     Cash and equivalents increased by $975,847 from $631,063 at March 31, 1996 to $1,606,910 at September 30, 1996. The increase in cash and equivalents is due to the operating seasons of the faires which occurred during the period ended September 30, 1996. Accounts receivable was reduced by $68,247, reflect-ing payment from outside vendors. Inventory increased by $71,596 from $116,221 to $187,817. Prepaid expenses decreased 86% from $979,769 to $133,345. This change reflects the recognition of expenses as the faires completed their seasons. Goodwill decreased by $412,790 from $1,046,285 to $633,495. This is due to yearly amortization and a writedown of goodwill of $380,000 for the Southern California Faire. The lack of operating profits in Southern California for the past two years caused management to reduce goodwill. In summary, TOTAL CURRENT ASSETS increased by 8%, from $2,119,867 as of March 31, 1996 to $2,294,692 as of September 30, 1996. TOTAL ASSETS increased by 9% from $10,433,469 to $11,390,460. This is due to the capital construction of the Virginia Renaissance Faire.

LIABILITIES

     The Company's TOTAL LIABILITIES increased by $446,915 or 10%, for the six months ended September 30, 1996. Accounts payable increased by $337,794 to $1,518,884, in part due to the cyclical increase in accounts payable owing to the completed run of the faire season. The current portion of the notes payable increased by $513,797 to $951,753 from $437,956 at March 31, 1996. The Company drew cash from its operating lines of credit to finance both capital improve-ments at the Virginia Renaissance Faire and its operations. Unearned revenue decreased by $288,691 to $197,107 because the Company recognizes income from vendors as it is earned during the faire season. Based on these events, the Company's TOTAL CURRENT LIABILITIES increased by 29% to $2,707,668 at September 30, 1996 from $2,104,844 at March 31, 1996. Total liabilities increased 10% from $4,636,061 at March 31 to $5,082,946 at September 30.

LIQUIDITY

     The changes in current assets and liabilities resulted in a decrease in working capital of $427,998 from $15,023 at March 31, 1996 to $(412,975) at
September 30, 1996. The decrease in working capital is primarily due to the use of cash to fund the Virginia construction project and also due to disappointing operating results for the New York Faire, as well as capital improvements to that faire. The Company's short-term liquidity is highly dependent on the ability to raise additional financing in the near future.

     Except for approximately $20,000 of capital improvements to complete the construction of the Virginia Renaissance Faire, the Company has no current commitments for any material capital expenditures for the balance of the year. The Company currently owes $250,000 to Bank One Kenosha and $750,000 to Bank One Boulder for its operating lines of credit that are due on December 15 and December 1, 1996 respectively. Management is in discussions with its current lenders and other outside sources to increase its lines of credit and/or refinance its existing lines of credit to accommodate the cyclical nature of the Company's operations. It will be necessary to raise additional working capital either through debt or equity to fund the company's cash flow needs. Efforts are currently underway to accomplish that goal. However, there can be no assurance that additional capital will be available to the Company, or if available, available on terms acceptable to the Company. There is a possibili-ty that the Company may need to raise equity capital at a price significantly lower than the current market price for the Company's common stock.

STOCKHOLDERS' EQUITY

     Stockholders' equity increased $510,076 or 9% from $5,797,438 at March 31, 1996 to $6,307,514 at September 30, 1996. Equity increased by $532,367 due to the exercise of warrants and incentive stock options, which was partially offset by a decrease of $22,291 due to the net operating loss for the six months.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

     A comparison of the results for the six month periods ended September 30, 1996 and 1995 includes the explanations of variances for the three month periods then ended, and therefore, a separate discussion of the three month periods has been omitted.

     The results of operations of the Company for the six months ended September 30, 1996, reflect operations for the full run of four faires and all but one weekend of the San Francisco Faire. Operating results for the same period of 1995 did not include the Virginia or New York Faires.

     Revenue increased from $10,245,718 for the six months ended September 30, 1995 to $13,251,882 for the six months ended September 30, 1996. This is an increase of 29%. The increase in revenues resulted from the additional opera-tions of the Virginia and New York Faires for the period ended September 30, 1996, as compared to the same period last year. The increased revenues from the new faires were partially offset by a decrease in revenues for the Southern California Faire as compared to the same period last year. Unusually inclement weather in both Virginia and Southern California reduced the expected revenues from Faire operations.

     Operating expenses increased by $3,783,064 for the period ended September 30, 1996 compared to the same period of 1995. This is primarily due to the increased costs of starting a new faire in Virginia and nine months of operating expenses for the New York Renaissance Faire, which was purchased by the Company in February 1996. Because there was a pooling of interests between Creative Faires, Ltd. (owner and operator of The New York Renaissance Faire) and the Company, due to the different fiscal year ends of Creative Faires, Ltd. and the Company, the Company is accounting for nine months of operations for the New York Faire for the period ended September 30, 1996. The Company wrote down $380,000 in Goodwill for the Southern California Faire, based on its poor performance for the past two years.

     Advertising expenses increased from $961,047 for the six months period ended September 30, 1995 to $2,433,952 for the six months period ended September 30, 1996. This increase is due to advertising for five faires in the six month period ended September 30, 1996 vs. only three faires for the six month period ended September 30, 1995. Additionally, a change in accounting procedures resulted in certain expenses being charged to advertising expense this period which were not charged to advertising expense in the prior period.

     The Company incurred a net loss of $22,291 for the six months ended September 30, 1996 compared to a net income of $906,584 for the six months ended September 30, 1995. The decrease in net income is due to: a) losses incurred with the opening of the Virginia Faire, reflecting the industry experience that it can take two or more years for a new faire to become profitable; b) losses incurred in operating the New York Faire which experienced inclement weather. The Company is currently negotiating for a new permanent location for the Southern California Faire which management believes will improve the faire operating results. There can be no assurance that a permanent location will be negotiated on terms acceptable to the Company.

     The net loss per share was ($.01) for the first six months of the current fiscal period compared to net income per share of $.24 for the same period last year. This reflects the operating losses for the Virginia Faire, start-up costs for the Virginia Faire, the reduction of revenue from the Southern California Faire, operating losses for the New York Faire, and the write-down of $380,000 of goodwill for the Southern California Faire. The company will incur a net loss for the full fiscal period ending December 31, 1996, as the company's revenues are almost all recognized in the six-month period ended September 30.

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

          EXHIBIT 27.  FINANCIAL DATA SCHEDULE.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       RENAISSANCE ENTERTAINMENT CORPORATION



Dated:      11/19/96                   /s/    Charles S. Leavell
                                       --------------------------------------
                                       Charles S. Leavell, duly authorized
                                       officer of registrant and Chief
                                       Executive Officer


                                       /s/      James R. McDonald
                                       --------------------------------------
                                       James R. McDonald, duly authorized
                                       officer of registrant and Chief
                                       Financial Officer