Form 10-K
period 1996-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 1997-04-15
CIK 838782

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                  [   ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                          OR

              [ X ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 1996 to December 31, 1996

Commission file number 0-23782

                        RENAISSANCE ENTERTAINMENT CORPORATION
             -----------------------------------------------------------
             (Name of Small Business Issuer as Specified in its Charter)

         Colorado                                               84-1094630
--------------------------------                           --------------------
(State or other jurisdiction                                  I.R.S. Employer
of incorporation or organization)                          Identification number

4410 Arapahoe Avenue, Suite 200, Boulder, Colorado                       80303
------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:     (303) 444-8273

                Securities registered under Section 12(b) of the Act:


    Common Stock, $.03 par value                   Philadelphia Stock Exchange
    Class A Common Stock Purchase Warrants         Philadelphia Stock Exchange
    Class B Common Stock Purchase Warrants         Philadelphia Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                        [     ]

As of March 31, 1997, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASDAQ National Market held by non-affiliates of the Registrant was approximately $55,285,358. As of March 31, 1997, 10,787,387 shares of the Common Stock of the Registrant were outstanding.


                         DOCUMENTS INCORPORATED BY REFERENCE

    None.

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

The Renaissance Faire is a recreation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England. This fantasy experience is created through authentic craft shops, food vendors and continuous live entertainment throughout the day, both on the street and the stage, including actors, jugglers, jousters, magicians, dancers and musicians.

STRATEGIC PLAN

The Company's long-term strategic plan is to grow internally as well as through the acquisition of additional Renaissance Faires located throughout the United States. At this time, the Company has no agreements or commitments to acquire additional Renaissance Faires or faire sites.

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

EXISTING RENAISSANCE FAIRES AND SITES

The Company presently owns and produces five Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire in Novato, California, serving the San Francisco Bay area; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; the New York Renaissance Faire serving the New York City metropolitan area; and the Virginia Renaissance Faire in Fredericksburg, Virginia, serving the Washington, D.C. and Richmond metropolitan areas.

BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is conducted at the Kenosha, Wisconsin site owned by the Company. It has been in existence for 10 years. The Bristol Renaissance Faire is presented annually for nine weekends beginning the last weekend in June and ending the third weekend in August. The Bristol Renaissance Faire attracts approximately 190,000 patrons each year.

The Bristol Renaissance Faire was originally located on 80 acres. In May 1995, the Company purchased an adjacent 80 acres of real estate which in the past it had used under lease, for a purchase price of $850,000. During the first quarter of fiscal 1996, the Company refinanced both 80 acre parcels with one loan. The new loan, in the original principal amount of $l million, bears interest at the rate of 9 1/2% per annum, and calls for annual principal reduction payments of $100,000 each September through 1997, and, assuming the Company is current in its obligations to the bank, principal reduction payments of $50,000 per quarter beginning in March 1998, with the remaining principal balance of $550,000, together with interest due in December 1998. The loan balance at December 31, 1996 was $800,000.

As the site of the Bristol Renaissance Faire is owned, the structures and improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops, which represent permanent improvements and value added to the Company's real estate.

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

The Northern California Faire is located on leased property in Novato, California. The lease is currently on a year-by-year basis, and the Company is in the final stages of negotiations of the lease to cover the 1997 Faire. The rent was $350,000 in 1996 and is expected to be approximately $300,000 for the 1997 Faire. While the Company believes that its lease for the site will be renewed for another year, there is no assurance that the lease will be renewed. If the lease is not renewed, and since it is extremely unlikely that an alternative site could be prepared in time, it is doubtful that the Company would conduct a Faire in Northern California in 1997. This would have a material adverse effect on the Company's results of operations in 1997. The Company is investigating a new site for the Faire which, if acceptable and available, will not be available until at least 1998. The Company estimates that it will be required to spend approximately $300,000 for an environmental impact study and other site consideration expenses before necessary governmental approvals can be obtained. There is no assurance that, if the Company incurs these and other site consideration expenses, it will be successful in obtaining all necessary approvals for the site to be available for the Faire in 1998 or any subsequent period. In addition, the Company estimates that it will be required to spend from $500,000 to $1,000,000 for development of the site prior to the opening of the Faire at the new site.

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

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been conducted for the past 34 years in the Los Angeles metropolitan area. This Faire typically attracts 200,000 patrons and is held annually for eight weekends beginning the last week of April and ending Mid-June.

The Southern Renaissance Pleasure Faire is held in Glenn Helen Regional Park located near Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a one year lease for the 1997 Faire. Rental under the lease is equal to 3.5% of gross revenues. The Company has the option of leasing the San Bernardino site in the future, but is currently investigating new sites for the Southern Renaissance Pleasure Faire.

The Southern Renaissance Pleasure Faire site is only occupied during the Faire season and must be vacated following completion of the Faire. Accordingly, all structures are mobile and transported to the Northern Renaissance Faire site for storage during the off-season.

Although the Company has operated that Faire during the past two years at a small profit, management believes that it will have to relocate the Faire in order to improve its profitability in the future. The Company has recently entered into a non-binding letter of intent with the owner of a site in Pomona, California which contemplates that the Company will commence operation of the Southern California Faire at that site starting in 1998. The letter of intent calls for the Company to construct a new village for the Faire. The Company estimates that the cost of such construction would be approximately $2,000,000. The Company will need additional funds from one or more third parties to finance such construction. If such funds are not available, the Company would, in all likelihood, continue to operate the Faire at its current location in 1998 and possibly beyond.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and recreates a 16th century English country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear as well as other arts and crafts shows in the New York tri-state area. The Company issued 540,000 shares of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd.

VIRGINIA RENAISSANCE FAIRE. The Company's newest Faire is located in Fredericksburg, Virginia on 250 acres of land purchased by the Company in July of 1995 for $925,000. Like the Bristol Faire, this is a permanent facility, which opened for business on May 4, 1996 and operated for seven weekends. All buildings on the property, including performance stages, restaurants, ale stands and craft shops, were designed in a unified style appropriate to the Renaissance period and were constructed by the Company during the year prior to opening. This is the first time the Company has developed a Faire on its own, since all other Faires owned by the Company represented acquisitions of existing businesses. The Virginia Fair, as is typical of new faires, operated at a loss in 1996, its first year of operation, and is expected to incur a small operating loss in the 1997 faire season.

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

Some of the management of the Virginia Faire is handled by employees of the Bristol Faire, including such areas as entertainment and public relations. Although there are currently no other activities scheduled on the property for 1997 other than the Virginia Renaissance Faire, the Company expects to develop other income-producing activities, which may include a Halloween forest of fright, music festivals, Christmas activities and other special events. To date, however, there exist no agreements, arrangements or other understandings with respect to alternate year-round uses.

VENDORS

Approximately 13% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftsmen who sell food and crafts, and offer games and rides.

At the Bristol Renaissance Faire site, the vendors and craftsmen are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $900. Since the structures are permanent, once built they become the property of the Company and substantially increase the value of the Company's asset at that location.

At the Virginia Renaissance Faire site, shops and booths are constructed by the vendors. All buildings so constructed become a permanent part of the Faire and
are the property of the Company.   All vendors at the Virginia Renaissance Faire
pay the Company a fee of 6% to 15%.

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

GATE ADMISSIONS. Gate admissions are set from $14.00 to $17.50 for adults, $5.95 to $6.95 for children, with children under the age of five admitted free. Discounts for senior's and military personnel are $1.00 to $2.00. Off premises discount ticket sales are available at Cub Foods, K-Mart, Sentry Foods, Shoprite
and Kits Camera.   Discount coupons are available at retail outlets operated by the Company's sponsors, including McDonalds, Subway, White Castle, Vons super markets and Amoco Stations. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing. Gate admissions represent approximately 49% of the Faires' total revenues.

BEVERAGE INCOME. The Company sells beer, wine and soft drinks at each Faire. Beverage sales represent approximately 20% of Faire revenues.

PARKING INCOME. The California Faires charge $6.00 per car for regular parking and $10 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $2.00 and $5.00. The Virginia Faire charges $2 for regular parking. Parking revenue represents approximately 7% of Faire revenues.

FOOD REVENUE. At the California and New York Faires, all food concessions are run by independent vendors. These vendors pay the Company a commission equal to approximately 15% of their gross revenues. At the Bristol Faire, the Company owns certain high volume food items such as turkey legs, pizza, roast beef and brats (sausages). These items comprise approximately 40% of the total food sales. Additional food items are sold by independent food vendors who pay the Company approximately 15% of their gross revenues. At the Virginia Faire, the Company currently owns all of the food concessions. In the aggregate, food revenues represent approximately 9% of total Faire income.

CRAFT FEES. Each Faire has over 150 independent craft vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The glassblowers and lace-makers are generally very popular. The craft vendors in California pay the Company a fee of approximately 15% of their gross revenue. At the Bristol, New York and Virginia Faires, craft vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income. Craft fees represent approximately 9% of total Faire revenues.

GAME FEES. Many games and rides are operated by independent contractors. The Company receives 15% of the gross revenues from these games and rides, which represents, in the aggregate, approximately 1% of total Faire revenues.

SOUVENIR REVENUE. The sale of souvenir tee-shirts, sweatshirts, beer mugs, books and other high quality merchandise appropriate to the Renaissance era is believed by the Company to represent an area of excellent future opportunity.
It is intended that the Company's products will also be sold through other outlets, such as catalogues, department stores, and on-line via the Company's Internet Web site. There can, however, be no assurance that the Company will be successful in marketing its products and memorabilia through alternative means in the future. Souvenir sales to date represent approximately 4% of Faire income.

SPONSORSHIP FEES. The Company solicits sponsorship arrangements with major sponsors including Coca-Cola Company, Anheuser-Busch, Inc., Miller Brewing Company, Amoco Oil Company, Eastman Kodak Company, Pepsi Cola Company and Guinness Import Co. The sponsors also participate in joint advertising campaigns. In the past, sponsorship fees have represented approximately 1% of Faire revenues.

CAMPING FEES. The Company allows employees and independent vendors limited camping at the Faire sites during the Faire season. The Company provides portable rest room facilities, showers and security for campers. The campers are charged and pay a fee for these services.

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

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Eastman Kodak Company, Hyatt Hotels & Resorts, Inc., Coca-Cola Company, Miller Brewing Company, Amoco Production Company and Sentry Foods, Inc. Agreements with such sponsors have included joint advertising, sponsorship fees, and product giveaways.

SEASONALITY AND WEATHER

The Company generates its revenue primarily from the production of Renaissance Faires. Since, at this point, they are exclusively outdoor events, each Faire is scheduled for the time of year most likely to minimize the risks and hazards of inclement weather. With a total of five Faires in various U.S. locations, the Company has been able to extend the period of revenue generation from late April (the start of the Southern California and Virginia Faires) through early October (the end of the Northern California Faire), with the Bristol Renaissance Faire being held during July and August, and the New York Faire during August and September. The spread of Faires over a six-month period, and the geographic spread across the West coast, the East coast and the mid-West, helps to assure that inclement weather in one particular geographic area at any particular time does not adversely threaten the Company's entire source of revenue. It is normal, however, for adverse weather to harm the financial results during certain weekends of any particular Faire.

During the period from the middle of October through the third week of April, the Company currently has no material income-generating activity and must meet its working capital requirements from cash flow earned during the Faire season augmented by short-term debt. Creative Faires, Ltd. operates craft shows and the Forest of Fear on the New York site during the fall and spring. The Company plans to continue those events and also to develop fall events at certain of the Company's other Faire sites.

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

COMPETITION

As a promoter and operator of family entertainment events, the Company faces competition from other more traditional entertainment alternatives, including amusement parks, theme parks, local and county fairs, and specialty festivals.

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

GOVERNMENT REGULATION

Since food and alcoholic beverages are sold at the various Faire sites, the Company, its vendors and/or subsidiaries must comply with all applicable rules, regulations and/or ordinances pertaining to the handling and sale of such items. Any material violation of these regulations would subject the Company, its vendors and/or its subsidiaries to the possibility of having necessary food service permits and liquor licenses revoked. Material violations may also result in penalties and fines being assessed against the Company. The Company must also comply with all state and federal labor laws and regulations, including all minimum wage and overtime provisions.

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

EMPLOYEES

The Company presently has 16 full-time employees working for its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and part-time employees who are engaged during the Faire presentation. The Bristol Faire has 6 full-time employees, the California Faires have 12 full-time employees, the New York Faire has 6 full-time employees and the Virginia Faire has 6 full-time employees.

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

The Company has plans for acquisition and growth using the current staff and management systems of the Faire as a management infrastructure. The creation of a year-round staff has increased expenses, but will, in management's opinion, achieve economies of scale as the Company acquires and produces additional Faire operations. The Company believes that it currently has full-time management sufficient to operate nine annual Faires.


                                  ITEM 2:  PROPERTY

The Company's corporate headquarters are located at 4410 Arapahoe Avenue, Suite 200, in Boulder, Colorado. This property measures 3,868 square feet and is currently leased at $7,854 per month, with increases of 5% per annum each November 1, expiring October 31, 2001. The Company considers these offices to be suitable for its needs for the duration of the lease term. The Company has an option to renew the lease for an additional five year period.

The Company owns approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The land is subject to mortgages in the original aggregate principal amount of $1.95 million. On April 11, 1997, the outstanding balance was $1.7 million.

The Company has leased the property where the Northern California Renaissance Pleasure Faire is held, located at 1410 Highway 37, Novato, California 94945. Office quarters for all California personnel is included in the overall lease covering the Faire site, which expires April 30, 1997. See Item 1 -- "Business--Existing Renaissance Faires and Sites--Northern California Renaissance Faire."

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. This lease expires December 31, 2000. The Company also leases offices in New York City.

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

                              ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation; however, two former employees are alleging wrongful termination. The Company is not aware of any litigation threatened against it that could have a material adverse effect on its business.

              ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of the Stockholders of the Company was held on November 26, 1996. At that meeting, the following five directors, constituting all members of the Board of Directors, were elected.


                        Votes Cast       Votes Cast                    Broker
Name                       For             Against     Abstentions    Non-Votes
----                        ---             -------     -----------    ---------

Charles S. Leavell      3,492,895            -0-         44,990          -0-
Sanford L. Schwartz     3,492,895            -0-         44,990          -0-
Robert Geller           3,492,895            -0-         44,990          -0-
Gregg Adam Thaler       3,326,228            -0-        211,657          -0-
Dean Petkanas           3,326,228            -0-        211,657          -0-


    At the 1996 Annual Meeting, the shareholders were also asked to ratify the selection of Schumacher & Associates, Inc. as independent auditors for the Company. The vote for such ratification was: 3,514,385 FOR; 6,300 AGAINST, and 17,200 ABSTENTIONS.


                                       PART II

                        ITEM 5:  MARKET FOR THE COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

On September 1, 1995, the Company's Common Stock began trading on the NASDAQ National Market. From January 27, 1995 to August 31, 1995, it traded on the NASDAQ Small-Cap Market and on the Boston Stock Exchange, and prior to that time, the stock was traded over-the-counter on the OTC Electronic Bulletin Board. Since December 9, 1996, the Company's Common Stock has also been traded on the Philadelphia Stock Exchange. The following table reflects the high and low prices of the Registrant's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarter retroactively adjusted for a 2-for-1 stock split in October 1996. From the fourth quarter of 1995 forward, the prices reflect the high and low sales prices. For the first, second and third quarters of 1995, the prices reflect the high and low bid prices as quoted by the National Quotation Bureau, Inc. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.

 CALENDAR YEARS ENDED DECEMBER 31         HIGH           LOW
---------------------------------         ----           ---
     1995
First Quarter ended March 31             $4.50          $3.38
Second Quarter ended June 30              4.88           3.63
Third Quarter ended September 30          4.69           3.88
Fourth Quarter ended December 31          6.44           4.00

     1996
First Quarter ended March 31              7.19           5.19
Second Quarter ended June 30              6.81           5.63
Third Quarter ended September 30          7.00           5.25
Fourth Quarter ended December 31          7.50           5.00

     1997
First Quarter ended March 31              6.88           5.06


    As of March 31, 1997, there were approximately 1,529 shareholders of record.


DIVIDENDS

    The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.


                           ITEM 6:  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Form 10-K.

                                                                                                   NINE-MONTHS
                                                          YEARS ENDED MARCH 31,                 ENDED DECEMBER 31,
                                                 ------------------------------------        -----------------------
INCOME STATEMENT DATA                            1994           1995           1996           1995           1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         ----           ----           ----           ----           ----
Revenue                                        $ 1,973        $12,540        $12,811        $10,470        $14,554
Gross Profit                                     1,694          9,327          8,984          7,265          9,741
Net Operating Income (Loss)                        (39)           757         (1,475)           111         (1,753)
Net Income (Loss) before taxes                     (98)           576         (1,274)           309         (1,852)
Net Income (Loss) to Common
    Shareholders                                   (98)           533         (1,274)           264         (1,852)
Net Income (Loss) Per Common
     Share                                        (.05)           .11           (.16)           .03           (.21)

Weighted Average Common
Shares Outstanding                               1,901          4,801          7,824          7,644          8,907

                                                              MARCH 31,                            DECEMBER 31,
                                               -------------------------------------------------------------------
BALANCE SHEET DATA                              1994           1995           1996           1995           1996
(IN THOUSANDS)                                  ----           ----           ----           ----           ----
Working capital (deficiency)                   $  (524)       $ 3,123        $    15        $   768        $(1,506)
Total current assets                               167          4,012          2,120          1,308            931
Total assets                                     1,257          6,853         10,433          8,226          9,872
Total current liabilities                          691            889          2,105            539          2,438
Long-term debt (less current maturities)           434            451          2,531            846          2,379
Stockholders' equity                               132          5,513          5,797          6,841          5,055

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes.

PROSPECTIVE INFORMATION

This Annual report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

On June 21, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year from April 1 to March 31 to January 1 to December 31. As a result, the fiscal period ended December 31, 1996 is for a nine-month period, rather than for a full twelve months. In order to make the comparison of the fiscal period ended December 31, 1996 with the prior fiscal year more meaningful, the following discussion compares the results of operations for the fiscal period ended December 31, 1996 to the results of operations for the nine months ended December 31, 1995, rather than to the full fiscal year ended March 31, 1996. See Item 6 - Selected Financial Data, for information regarding the results of operations for the nine months ended December 31, 1995, as well as information for the audited fiscal periods ended March 31, 1995 and 1996 and December 31, 1996.

The results of operations of the Company for the nine-month period ended December 31, 1996 reflect the nineteen-day run of the Southern California Faire, the eighteen-day run of the Wisconsin Faire, the fifteen-day run of the Northern California Faire, the seventeen-day run of the New York Faire and the fifteen-day run of the Virginia Faire. The comparable period of 1995 included the same number of days for the Southern California, Wisconsin, and Northern California Faires, but did not include the New York or Virginia Faires. The New York Faire was acquired on February 5, 1996, and although accounted for as a pooling of interest and therefore included in the fiscal year ended March 31, 1996, the entire twelve month results of operations for the calendar year ended December 31, 1995 were reflected in the operating results for the January 1, 1996 through March 31, 1996 quarter and not in the nine month period ended December 31, 1995. The Virginia Renaissance Faire, which was under construction as of December 31, 1995, did not generate any revenues during the nine-month period ended December 31, 1995. Thus, these financial statements include the results of five operating faires for the period in 1996, but only three faires for the same period in 1995.

Revenue increased from $10,469,824 for the nine-month period ended December 31, 1995 to $14,553,577 for the nine-month period ended December 31, 1996, an increase of $4,083,753 or 39%. The increase in revenues resulted from the additional operations of the Virginia and New York Faires for the period ended December 31, 1996, as compared to the same period of 1995. The increased revenues from the new faires were partially offset by a decrease in revenues for the Southern California Faire as compared to the same period of 1995. Unusually inclement weather in Virginia, New York and Southern California reduced the expected revenues from faire operations. The Virginia Faire, as is typical of new faires, operated at a loss in 1996, its first year of operation, and is expected to incur a small operating loss in the 1997 faire season. During the 1996 season the Bristol Renaissance Faire revenues increased 20%. This was the eighth consecutive year that attendance increased at this faire.

Faire operating expenses (expenses directly related to faire operations, such as rent, grounds maintenance, contract services, contract entertainment, food, beverage and merchandise costs) increased $1,607,464 or 50%, from $3,205,152 in the 1995 period to $4,812,616 in the 1996 period. This increase in expenses resulted from the additional operation of the Virginia and New York Faires for the period ended December 31, 1996, as compared to the same period in 1995, plus higher overall costs related to faire operations. The gross profit, representing operating income from faire operations before overhead expenses, increased 34% from $7,264,672 in 1995 to $9,740,961 in 1996. This increase is attributable to the increased revenues from the Virginia and New York Faires, partially offset by the higher overall costs related to all faire operations.

Operating expenses (year-round operating costs and corporate overhead) increased $4,340,783 or 61%, from $7,153,674 in 1995 to $11,494,457 in 1996. Of these amounts, salaries increased 34% from $3,030,208 in 1995 to $4,048,603 in 1996, representing the expansion of staffing levels resulting from the two additional faires. Depreciation and amortization expense increased 88% from $337,208 in 1995 to $633,819 in 1996. This increase is primarily the result of depreciation on the substantial investment in buildings and improvements to the Virginia property, as well as the New York Faire, both of which were not included in the same period of 1995. Advertising expenditures increased 142% from $1,036,508 in 1995 to $2,511,973 in 1996, again reflecting the necessary advertising for the two additional faires as well as moderate increases in advertising and rates for the other three faires. Additionally, a change in accounting procedures resulted in certain expenses being charged to advertising this period which were not charged to advertising expense in the same period of 1995.

The Company wrote down goodwill applicable to the Southern California Faire by $380,000 in 1996, based on this faire's disappointing performance over the past two operating seasons. The Company recognized as expense in the nine-month period ended December 31, 1996, $450,000 of costs to be incurred in 1997, which costs are the result of changing conditions at the Company's Northern California Faire, which became apparent to the Company in 1996.

Other operating expenses (all other general and administrative expenses of the Company) increased $720,808 or 26%, from $2,749,254 in 1995 to $3,470,062 in
1996. This increase is primarily the result of operating expenses resulting from the two additional faires, and also greater overhead costs at each faire site plus other corporate activities which support faire operations and pursue new ventures. As a result of the foregoing, net operating income (before interest charges and other income) decreased $1,864,495, from $110,999 in 1995 to a loss of $1,753,496 in 1996.

A 27% decrease in interest income from $94,090 in 1995 to $68,571 in 1996 resulted from the substantially decreased cash position of the Company throughout the 1996 period as compared to the same period of 1995. A 153% increase in interest expense from $100,266 in 1995 to $253,740 in 1996 resulted from a large increase in the Company's borrowing levels throughout the 1996 period as compared to 1995. Combined net interest expense (interest expense less interest income) reflected an increase of $178,993 for the period, from $6,176 in 1995 to $185,169 in 1996. Miscellaneous expenses decreased from $224,612 in 1995 to $86,940 in 1996. Combining net operating income with other income resulted in a $2,161,159 decrease in net income before taxes, from income of $309,434 in the 1995 period to a loss of $1,851,725 in the 1996 period.

Although the Company incurred a net loss for the entire fiscal year ended March 31, 1996, for the nine-month period ended December 31, 1995, a provision for income tax in the amount of $45,470 was recorded. As a result of the Company's loss for the nine-month period ended December 31, 1996, no income tax expense was recorded.

Net income to common stockholders decreased $2,115,689, from $263,964 net income for the 1995 period to a loss of $1,851,725 for the 1996 period. Finally, net income per common share decreased from $0.03 during the 1995 period to a loss of $.21 for the 1996 period, based on 7,643,702 weighted average shares outstanding during the 1995 period and 8,907,049 weighted average shares outstanding during the 1996 period.

RESULTS OF OPERATIONS - FISCAL 1996 COMPARED TO FISCAL 1995

Comparisons of the fiscal year ended March 31, 1996 with the fiscal year ended March 31, 1995 include Creative Faires, Ltd. (owner of the New York Renaissance Faire) acquired February 5, 1996. The acquisition has been accounted for as a pooling of interests, which means that the financial results of Creative Faires, Ltd. have been retroactively merged into those of the Company. Accordingly, the Company's results of operations for fiscal 1995 and fiscal 1996 include the results of Creative Faires. Because the Company's fiscal year previously ended on March 31 and Creative Faires' fiscal year ended on December 31, the income statements of Creative Faires for the fiscal years ended December 31, 1994 and December 31, 1995 have been consolidated into the Company's income statements for the fiscal years ended March 31, 1995 and March 31, 1996, respectively. Results of operations for Creative Faires, Ltd. includes three crafts shows and a Halloween Forest of Fear in addition to the New York Renaissance Faire, although the Faire represents most of its revenue.

The results of operations of the Company for the fiscal year ended March 31, 1996 reflect the nineteen-day run of the Los Angeles Faire, the eighteen-day run of the Wisconsin Faire, the fifteen-day run of the San Francisco Faire, and the seventeen-day run of the New York Faire. The comparable period of fiscal 1995 included the same number of days for Los Angeles, Wisconsin and New York Faires, but included an additional three days for the San Francisco Faire. The Virginia Renaissance Faire, under construction as of March 31, 1996, did not generate any revenues during fiscal 1996. Thus, these financial statements include the results of four operating faires and one faire under construction during fiscal 1996, as against four operating faires during fiscal 1995. As a further note, as a result of the acquisition of the Los Angeles Faire on April 1, 1994, the comparable figures for the 1995 fiscal year do not reflect advance ticket sales and certain prepaid expenses of the Los Angeles Faire which were recognized by the prior owner.

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

Operating expenses (year-round operating costs and corporate overhead) increased $1,888,568 or 22%, from $8,570,320 for fiscal 1995 to $10,458,888 for fiscal
1996. Of these amounts, salaries increased 17% from $3,474,799 in fiscal 1995 to $4,082,271 in fiscal 1996, representing a modest expansion of staffing levels Company wide. Depreciation and amortization expense increased 42% from $351,215 in fiscal 1995 to $500,203 in fiscal 1996. This increase is largely the result of the Company's increased investment in property and equipment for the expanded Wisconsin Faire, as well as investment in furniture and equipment for the corporate office, which moved to new quarters in April 1995. Substantial investment in buildings and improvements to the Virginia property were not subject to depreciation in fiscal 1996, because at March 31, 1996 the Virginia

Faire had not yet opened. Under accounting rules those assets (categorized on the balance sheet as construction-in-progress) were not yet depreciable. Advertising expenditures increased 28% from $1,211,798 in fiscal 1995 to $1,546,701 in fiscal 1996.

Other operating expenses (all other general and administrative expenses of the Company) increased $797,205 or 23%, from $3,532,508 for fiscal 1995 to $4,329,713 for fiscal 1996. This increase is the result of greater overhead costs at each faire site plus other corporate activities which support faire operations and pursue new ventures. For example, during the 1996 fiscal year, approximately $225,000 was spent developing new products and distribution opportunities. Second, approximately $90,000 in product design costs, which had been capitalized during the 1995 fiscal year, had to be expensed when changing circumstances required a different accounting treatment of that transaction. Third, approximately $160,000 in expenses were incurred searching for and negotiating for the rights to new sites for the Los Angeles and San Francisco Faires. Management believes that those Faires have the potential to be more profitable once they are located on long-term sites with permanent structures, since the substantial costs of re-establishing the faires each season will be eliminated and also, the opportunity for revenue enhancement will improve in conjunction with additional improvements to the property. Fourth, the Company expensed approximately $300,000 in overhead costs during construction of the new site in Virginia, including such costs as salaries, office rent and overhead costs related to overseeing construction. As a result of the foregoing, net operating income (before interest charges and other income) decreased $2,231,981, from $756,842 for fiscal 1995 to a loss of $1,475,139 for fiscal
1996.

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

Since the Company incurred a net loss for the 1996 fiscal year, it applied that loss against taxable income during the previous fiscal year, resulting in a credit of $193,803 in taxes previously booked. The excess in operating losses above what has been applied against the previous year (approximately $1,400,000) was carried forward to reduce taxable income in future periods. During the 1995 fiscal year, a year of net income, income tax expense of $147,000 was incurred.

Net income to common stockholders decreased $1,806,980, from $533,309 in fiscal 1995 to a loss of $1,273,671 for fiscal 1996. Net income to common stockholders for fiscal 1995 is net of $43,115 paid in dividends on preferred stock. The Company's preferred stock was fully redeemed on January 27, 1995 in conjunction with the public offering, and there has been no preferred stock outstanding since that date. Finally, net income per common share decreased from $0.11 during fiscal 1995 to a loss of $0.16 during fiscal 1996, based on 4,801,044 weighted average shares outstanding during fiscal 1995 and 7,824,182 weighted average shares outstanding during fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The most significant events of the past year were the purchase of Creative Faires, Ltd. (owner of the New York Renaissance Faire), the completion of construction of the Virginia Renaissance Faire and the first year of operations of those two faires under the Company's ownership and management. As a result of significant cost overruns in the construction of the Virginia Faire due to extremely inclement weather during the construction period, overall disappointing results from faire operations in 1996 and certain corporate overhead expenses, the Company's working capital decreased from $768,213 at December 31, 1995 to a working capital deficit of ($1,506,284) at December 31, 1996. In order to reduce the Company's working capital requirements, management has implemented a number of cost reductions which it estimates will reduce operating expenses by approximately $1,300,000 during the fiscal year ending December 31, 1997.

The Company's working capital requirements are greatest during the period from January 1 to April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term line of credit borrowings which was the maximum amount available under the lines and did not, therefore, have any unused credit available for the 1997 faire season. Subsequent to year end, the Company has entered into a loan workout agreement with respect to the lines of credit which will permit the Company to pay these lines from 1997 operations. Since December 31, 1996, the Company has also raised $750,000 of working capital through issuance of convertible debt to an officer of the Company and a related party and obtained a commitment for $350,000 of working capital from the sale of convertible notes to a number of private investors. The notes are to be secured by a mortgage on the Company's Kenosha, Wisconsin faire site and will be convertible into shares of common stock of the Company at a maximum of $1.75 per share. Management believes that the Company needs to raise an additional $250,000 to fund the opening of the 1997 faire season. In addition, management believes that the Company should raise additional working capital in order to more adequately fund its operations. The Company is pursuing various funding alternatives. However, there can be no assurance that such funds will be available to the Company or, if available, available on terms acceptable to the Company.

Although inflation can potentially have an effect on financial results, during 1996 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

Reviewing the change in financial position over the previous year, current assets, largely comprised of cash and prepaid expenses, decreased from $1,307,541 at December 31, 1995 to $931,451 at December 31, 1996, a decrease of $376,090 or 40%. Of those amounts, cash and cash equivalents decreased from $745,021 at December 31, 1995 to $374,289 at December 31, 1996, due to cash outflow from operations during the year, plus the use of cash for construction of the Virginia Faire. Accounts receivable decreased from $228,967 at December 31, 1995 to $133,749 at December 31, 1996. Inventory, comprised of merchandise sold at the faires and various food and beverage supplies, increased from $96,034 at December 31, 1995 to $184,695 at December 31, 1996, largely reflecting merchandise remaining from the previous season and the purchase of new products for upcoming faires. Prepaid expenses decreased from $237,519 at December 31, 1995 to $139,167 at December 31, 1996. These costs represent expenses incurred on behalf of the Southern California and Virginia Faires, which are expensed once those faires are operating.

Current liabilities increased from $539,328 at December 31, 1995 to $2,437,735 at December 31, 1996, an increase of $1,898,407 or 352%. This increase is largely due to construction spending on the Virginia Faire and operation of the
two additional faires.   Accounts payable and accrued expenses increased from
$279,244 at December 31, 1995 to $1,068,028 at December 31, 1996, an increase of $788,784 or 282%. The current portion of notes payable increased from $140,064 at December 31, 1995 to $1,209,119 at December 31, 1996. Of the $1,069,055
increase, $1,000,000 was due to short-term borrowings on two lines of credit in 1996. Unearned income, which consists of the sale of admission tickets to upcoming faires and deposits received from craft vendors for future faires, increased from $120,020 at December 31, 1995 to $160,588 at December 31, 1996.

Total assets increased from $8,226,264 at December 31, 1995 to $9,872,349 at December 31, 1996, an increase of $1,646,085 or 20%. Of those amounts, property and equipment (net of depreciation) increased 49% from $4,819,198 at December 31, 1995 to $7,176,755 at December 31, 1996. Most of this increase was the result of the purchase of the New York Faire and the completion of the construction of the Virginia Faire. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $1,066,405 at December 31, 1995 to $620,826 at December 31, 1996. This was
primarily due to the Company writing down this account by an additional $380,000 as the result of two consecutive years of disappointing performance for the Southern California Faire. Other miscellaneous assets (organizational costs and vendor deposits) increased from $186,702 at December 31, 1995 to $253,201 at December 31, 1996.

Total liabilities increased from $1,385,208 at December 31, 1995 to $4,816,897 at December 31, 1996, an increase of $3,431,689 or 248%. This increase is primarily due to costs incurred in connection with the purchase and construction of the Virginia Faire site and increased borrowings required to fund the Company's losses. Total liabilities at December 31, 1996 include $2,437,735 in current liabilities (discussed above), plus $2,341,987 from the long-term portion of the following bank loans: an $800,000 mortgage on the Bristol Faire property, a $1,500,000 mortgage on the Virginia Faire property, and a $250,000 loan for construction of vendor booths in Virginia.

Stockholders' Equity decreased from $6,841,056 at December 31, 1995 to $5,055,452 at December 31, 1996, a decrease of $1,785,604 or 26%. This decrease resulted from the net loss of $1,851,725, partially offset by additional
contributed capital received as the result of the exercise of          125,328
Class A Warrants at $2.00 per share; the exercise of 34,000 Class B Warrants at $2.625 per share; the exercise of 324,998 employee stock options at prices ranging from $1.125 to $3.50 per share; the repurchase of 20,626 shares by the Company at $4.00 per share. As of December 31, 1996, the Company had outstanding 9,233,772 shares of common stock, 1,813,856 Class A

Warrants representing the right to purchase common stock at $2.00 per share, and 2,049,966 Class B Warrants representing the right to purchase common stock at $2.625 per share. The book value of a share of common stock (stockholders' equity divided by number of shares outstanding) as of that date was $0.55.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997. See Item 1 - Business for a discussion of the Company's efforts to find new sites for its Southern and Northern California faires.


                 ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

    1.   Report of Independent Certified Public Accountants;

    2. Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996, (audited);

    3. Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1995 and March 31, 1996, and the nine-month period ended December 31, 1996 (audited);

    4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended March 31, 1995 and March 31, 1996, and the nine-month period ended December 31, 1996 (audited);

    5. Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1995 and March 31, 1996 and the nine-month period ended December 31, 1996 (audited); and

    6.   Notes to the Consolidated Financial Statements.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

                                                                      Director
Name(1)                 Age       Position                             Since
-------                 ---       --------                             -----

 Charles S. Leavell     55        Chairman of the Board of Directors
                                  & Chief Executive Officer             1993

 Sanford L. Schwartz    47        Director                              1993

 Robert M. Geller       44        Director                              1994

 Gregg Adam Thaler      31        Director                              1996

 Dean Petkanas          33        Director                              1996

 J. Stanley Gilbert     59        President and Chief Operating
                                  Officer                               --

 James R. McDonald      51        Chief Financial Officer               --

 Howard Hamburg         60        Vice President                        --

 Kevin Patterson        36        Vice President                        --

 Gloria Constantin      46        Secretary                             --

 Sue Brophy             41        Controller                            --


    CHARLES S. LEAVELL was elected Chief Executive Officer effective June 20, 1996. From April 1993 to March 31, 1995, he was Chief Executive Officer, and from April 1, 1995 to present he has served as Chairman of the Board of the Company. From 1988 to present, Mr. Leavell has served as President and Chairman of the Board of Leavell Management Group, Inc. and Ellora Corporation. In that capacity, he has acquired, developed, and managed numerous ventures, including the Bristol Renaissance Faire; the 4UR Guest Ranch in Creede, Colorado, a 3,000 acre luxury ranch; and South Meadow, an exclusive 96 unit single family development in Boulder, Colorado. Prior to his affiliation with Leavell Management Group and Ellora Corporation, Mr. Leavell worked with Columbia Pictures in Los Angeles, California, where he was producer of the feature film, "The Quick and the Dead," about Grand Prix automobile racing, and was the executive producer of another film, "Evil Ways," about street gangs in East Los Angeles. Mr. Leavell also produced a rock musical for the stage entitled "Goosebumps." Mr. Leavell currently sits on the Board of Directors of The Leavell Company and CK Properties, L.C., of El Paso, Texas, both of which are real estate development and management corporations with extensive holdings in apartments and office buildings. Mr. Leavell's former affiliations include Board of Directors of the Denver International Film Festival, Denver, Colorado, and Vice-Chair of Colorado Venture Capital Corporation, a regional investment firm. Mr. Leavell graduated from Stanford University in 1965 with a Bachelor of Arts degree in history.

    SANFORD L. SCHWARTZ has been a Director of the Company since April, 1993. Mr. Schwartz has been a founder, senior executive or director of nine publicly-traded companies over the last nineteen years. From 1992 to present, Mr. Schwartz has been the Chairman of Creative Business Strategies, Inc. ("CBSI"). Prior to starting CBSI Mr. Schwartz was, from 1989 to 1991, Chief Executive Officer of HealthWatch, Inc., a publicly-traded medical equipment manufacturer. Mr. Schwartz serves on the Board of Directors of HealthWatch, Inc.

    ROBERT M. GELLER has been a Director of the Company since April 1, 1994.
He served as Chief Financial Officer of Online System Services, Inc., a provider of internet services, from March 1995 to October 1996. Mr. Geller has also served as the President of The Growth Strategies Group, a consulting firm specializing in executive/board services for emerging growth companies since August 1991. From April, 1990 to July, 1991, he was Executive Vice-President for HealthWatch, Inc., a publicly-traded medical equipment manufacturer. Mr. Geller is currently a director of Armanino Foods of Distinction, Inc. and Online System Services, Inc., publicly-held corporations, and Integral Peripherals, Inc., Requisite, Inc., and Chernow Communications, Inc., all privately-held corporations. Mr. Geller graduated from the University of Colorado Business School, summa cum laude, with a Bachelor of Science degree in finance and organizational behavior in 1976.

    GREGG ADAM THALER was elected a director of the Company in 1996. He has been president of Duke & Company, Inc., a New York investment banking firm since 1993. In 1993 he was a sales manager for Corporate Securities of Los Angeles, California, and from 1992 - 1993, he was a sales manager for HJ Meyers & Company, also of Los Angeles. From 1989 to 1992, Mr. Thaler was a broker and analyst with Stratton Oakmont of Lake Success, New York, a broker/dealer. Mr. Thaler graduated with honors from the University of Michigan in 1987, with a Bachelor of Arts degree in Political Science.

    DEAN PETKANAS was elected a director of the Company in 1996. He has been President of Briarwood Investment Counsel, a broker/dealer registered with the
National Association of Securities Dealers since 1981.   From 1992 to 1994, Mr.
Petkanas was Director of Corporate Finance for Kensington Wells, Inc. of New York. From 1989 to 1992, he served as a Vice President of Corporate Finance and Assistant Director of Research for Stratton Oakmont of Lake Success, New York, a broker/dealer.

    J. STANLEY GILBERT became President and Chief Operating Officer in January, 1997. In 1996 Mr. Gilbert was a Vice President of the Company and he managed the

Bristol Renaissance Faire from 1988 until 1996. Prior to that he worked in the commercial banking field in senior management. Prior to that, he was senior vice president of Cinema America, a film and video production company. Mr. Gilbert is the president of Just in Jest, Inc., an art studio featuring Renaissance and fantasy handmade sculptures, whose works have been displayed in galleries and museums, including the Delaware Museum of Fine Art. Mr. Gilbert has served as a board member of the Kenosha Area Convention and Business Bureau. He holds a degree in Business Administration.

    JAMES R.. MCDONALD became Chief Financial Officer of the Company in November of 1996. From August of 1996 until October of 1996, he served as Chief Financial Officer of Mountain Solutions, a personal communications services company. From January of 1994 until August of 1996, Mr. McDonald was Controller of Omnipoint Corporation, another personal communications services company. Mr. McDonald was also a principal of James R. McDonald, CPA, from August of 1991 until December 1993. Mr. McDonald received a Bachelor of Science degree in Accounting from California State University at Fullerton in 1978, and a Masters of Business Administration in Finance from Loyola University of Chicago in 1980.

    HOWARD HAMBURG was Chief Operating Officer of the Company from April 1, 1994 to June 20, 1996, at which time he was elected a Vice President of the Company. From 1989 to March 31, 1994, Mr. Hamburg served as Treasurer and Planning Director of the Living History Centre, Inc., a California non-profit, public benefit corporation and producer of the California Renaissance Pleasure Faires. In addition to his work with LHC, Mr. Hamburg served, from 1990 to 1993, as Vice-President of the Patent Protection Institute, Inc., an intellectual property licensing and royalty recovery corporation. Mr. Hamburg graduated from New York City Community College in 1957 with an AA degree in Engineering. In 1969 Mr. Hamburg received a Bachelor of Arts degree in social science from California State University at Sonoma.

    KEVIN PATTERSON, General Manager of RPFI since April 1, 1994, has 18 years experience in the administration and production of Renaissance Faires. From 1993 to 1994 he served as Vice President & Assistant General Manager of the Living History Center, a non-profit public benefit corporation which previously produced the California Renaissance Pleasure Faires. Mr. Patterson served as Production Manager of The Living History Centre in 1992, as Community Outreach Director during 1989 to 1992, and in other positions with the organization continuously since 1977. Mr. Patterson holds a B.A. degree in Economics from Moorpark College and attended the B.S.M. program at Pepperdine University. He is a founding Board Member of the Historic Oaks Foundation and the St. Andrew's Society of San Francisco.

    GLORIA CONSTANTIN has been Secretary of the Company since 1993. She has also been in-house Investor Relations since 1993. From 1991 to 1993, she was employed by Leavell Management Group, Inc. Ms. Constantin holds degrees in English and Theatre, and is an honors graduate of the Denver Paralegal Institute.

    SUE BROPHY has been Controller of the Company since August, 1995. From 1994 until 1995, Ms. Brophy was employed by Clifton, Gunderson & Co., a public accounting firm in accounting services. From 1990 to 1993, she was self-employed. From 1991 to 1992, she was an accountant with Rigden, Inc., a software development company.

    Each Director is elected to serve for a term of one year until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal period ended December 31, 1996, all required reports were timely filed, except that due to administrative oversight,
J. Stanley Gilbert filed one late Form 4 reporting one transaction.

                   ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 1996 (D1996), March 31, 1996 (M1996) and 1995 (M1995)
regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                       TABLE I

                              SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                --------------------------------
                                                 Annual Compensation              Awards          Payouts
                                       -------------------------------------------------------------------------
                                                                    Other                                            All
                                                                   Annual     Restricted                             Other
Name and                                                          Compen-      Stock                    LTIP       Compen-
Principal                              Salary           Bonus     sation      Award(s)     Options/    Payouts      sation
Position                 Year            ($)             ($)      ($)(1)        ($)          SARs        ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------

Charles S. Leavell
  Chairman,             D1996          -0-              -0-          -0-          -0-          -0-          -0-          -0-
  CEO and               M1996          -0-              -0-     $ 48,000(1)       -0-          -0-          -0-          -0-
  President             M1995       $ 92,000         $ 23,894        -0-          -0-          -0-          -0-          -0-

Miles Silverman,
  CEO                   D1996       $ 95,147            -0-          -0-          -0-          -0-          -0-          -0-
  President             M1996       $131,442            -0-          -0-          -0-          -0-          -0-          -0-
                        M1995       $ 80,000         $ 28,894        -0-          -0-         80,000        -0-          -0-

Howard Hamburg,
  COO,VP                D1996       $ 78,182            -0-          -0-          -0-          -0-          -0-          -0-
                        M1996       $114,391            -0-          -0-          -0-          -0-          -0-          -0-
                        M1995       $ 84,359            -0-          -0-          -0-         30,000        -0-          -0-

(1) Includes $48,000 received under Consulting Agreement that terminated March 31, 1996.

(2) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

OPTIONS GRANTED DURING FISCAL 1996

During the Company's fiscal period ended December 31, 1996, no options were granted to Named Executive Officers

AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1996. The Company does not have any outstanding stock appreciation rights.

                                                       Value of Number of        Unexercised
                                                           Unexercised           In-the-Money
                                                         Options/SARs at         Option/SARs
                                             Value         FY-End (#)          at FY-End ($)(1)
                        Shares Acquired    Realized      Exercisable/           Exercisable/
Name                    on Exercise (#)       ($)        Unexercisable         Unexercisable
-----------------------------------------------------------------------------------------------
Charles S. Leavell             -0-           $-0-                 0/0                    $0/$0
Miles Silverman                -0-           $-0-                 0/0                    $0/$0
Howard Hamburg                 -0-           $-0-       84,266/30,000         $296,502/$67,500



(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal period end and the exercise price of the options.

                                EMPLOYMENT AGREEMENTS

The Company has Employment Agreements with several of its executive officers and key employees, the material provisions of which are summarized as follows:

    HOWARD HAMBURG. Effective April 1, 1994, the Company entered into an Employment Agreement with Mr. Hamburg as Treasurer of Renaissance Pleasure Faires, Inc. Effective April 28, 1995, Mr. Hamburg was also appointed the Company's COO. Effective June 20, 1996, Mr. Hamburg resigned as COO and was appointed a Vice President. The current Employment Agreement, which supersedes the agreement dated April 1, 1994, has a term of one year from the date of termination notice from the Company. His current annual salary is $110,250.

    KEVIN PATTERSON. Effective April 1, 1994, the Company entered into an Employment Agreement with Mr. Patterson as Chief Executive Officer of
Renaissance Pleasure Faires, Inc.   Effective August 29, 1994, Mr. Patterson was
also appointed a Vice President of the Company. The current Agreement, which supersedes the agreement dated April 1, 1994, has a term of one year from the date of termination notice from the Company. His current base salary is $78,750.

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

DIRECTOR COMPENSATION

During the fiscal period ended December 31, 1996, outside Directors, other than Mr. Geller and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

Effective April 1, 1994, the Company appointed Robert M. Geller to serve as a director of the Company and entered into an Agreement with him pursuant to which the Company agreed to include his name on the slate of nominees to be elected to serve as directors of the Company, and Mr. Geller consented to the inclusion of his name as a nominee through the 1996 annual meeting of shareholders. Pursuant to the terms of the agreement, Mr. Geller was granted non-qualified options exercisable to acquire up to 83,333 shares of the Company's Common Stock at an exercise price of $2.25 per share. Further, the Company has agreed to pay him $300 for each Board of Directors meeting he attends and to reimburse him for out-of-pocket expenses incurred in connection with attending those meetings.
The Company has also agreed to reimburse Mr. Geller for his out-of-pocket expenses incurred in connection with his services rendered as a consultant to the Company for which he also receives $75 an hour. Under this agreement, Mr. Geller received $30,137 in the 1996 fiscal year and $9,421 in the nine-month period ended December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Geller, Schwartz and Leavell. Mr. Leavell, who is Chief Executive Officer and a director of the Company, participates in all discussions and decisions regarding salaries, benefits and incentive compensation for all employees of the

Company, except discussions and decisions relating to his own salary, benefits and incentive compensation.

       ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 26, 1997, by:
(i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                        Percent of
Of Beneficial Owner               Number of Shares      Class (1)
-------------------               ----------------      ---------

Charles S. Leavell                  1,399,374 (2)         12.9%
1881 Ninth Street, Suite 319
Boulder, Colorado 80302

Robert M. Geller                      226,666 (3)          2.1%
1402 Kalmia
Boulder, Colorado 80304

Sanford L. Schwartz                    17,350 (4)             *
5353 Manhattan Circle, #201
Boulder, Colorado 80303

Gregg Adam Thaler                              0              *
909 Third Avenue; 7th Floor
New York, NY  10022

Dean Petkanas                                  0              *
100 Store Hill Road
Old Westbury, NY  11568

All Directors &                     2,920,130 (5)           27%
Officers as a Group
(Nine [9] Persons)


  * Less than one percent

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 24, 1997, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 1,020,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 133,334 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell, exercisable at a price of $.937 per share. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act.

(3) Includes non-qualified options to purchase 166,666 shares of Common Stock at an exercise price of $1.125 per share and non-qualified options to purchase 60,000 shares of Common Stock at an exercise price of $3.50 per share.

(4) Includes 17,350 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder.

(5) Includes 226,666 shares issuable upon exercise of stock options exercisable within 60 days of March 24, 1997.

               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CBSI CONSULTATION AGREEMENT

Sanford L. Schwartz was elected to serve as a member of the Company's Board of Directors in April, 1993. Mr. Schwartz is President, Director and a principal stockholder of Creative Business Strategies, Inc., ("CBSI"). The Company had a Consultation Agreement with CBSI which expired December 31, 1996 pursuant to which it performed financial and public relations services. In consideration of those services, the Company agreed to pay CBSI a fee of $4,500 per month and $200 per hour for services rendered in excess of 20 days per month. A total of $36,000 was paid to CBSI during the nine months ended December 31, 1996, pursuant this agreement.

CREATIVE FAIRES, LTD. AGREEMENT

On February 5, 1996, the Company, its newly-created and wholly-owned subsidiary Cfaires Acquisition Corp., Creative Faires, Ltd., and Barbara Hope and Donald C. Gaiti, the sole shareholders of Creative Faires, Ltd., entered into an Agreement and Plan of Merger pursuant to which Cfaires Acquisition Corp. was merged with and into Creative Faires, Ltd. In connection with the merger, Ms. Hope and Mr. Gaiti received 540,000 shares of the Company's Common Stock, and the Company became the sole shareholder of Creative Faires, Ltd. The Company also agreed to employ Mr. Gaiti and Ms. Hope for two-year periods.

                                       PART IV

           ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


             EXHIBITS

      Exhibit No  Title
      ----------  -----

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

 *       4.2       Specimen Class A Warrant Certificate.

 *       4.3       Specimen Class B Warrant Certificate.

 *       4.4       Warrant Agreement.

 *       4.5       Certificate of Designations, Preferences, and Rights of
                   Series A Convertible Preferred Voting Stock of Renaissance
                   Entertainment Corporation.

 *       4.6       Renaissance Entertainment Corporation 1993 Stock Incentive
                   Plan. (1)

         10.1 Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995. (1)

         10.2 Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 1995. (1)

 **      10.3      Office Lease with Diana Wilkins dated August 15, 1996.

 *       10.4      Consultation Agreement with Creative Business Strategies,
                   Inc. (1)

 *       10.4      Letter Agreement with Rob Geller dated July 19, 1994. (1)

 *       10.5      Agreement with The Living History Centre dated August 25,
                   1994.

 *       10.6      Specimen Vendor and Exhibitor Agreement for the Bristol
                   Renaissance Faire.

 *       10.7      Specimen Vendor and Exhibitor Agreement for the Northern and
                   Southern Renaissance Pleasure Faires.

 *       10.8      Specimen Bristol Renaissance Faire Concession Agreement.

 *       10.9      Specimen Bristol Renaissance Faire Games Concession
                   Agreement.

 *       10.10     License Agreement and Lease with San Bernardino County for the Southern Renaissance Pleasure Faire site.

 *       10.11     Investment Banking Agreement with Duke & Co., Inc.

         10.12 Lease Agreement between Creative Faires, Ltd. and Sterling Forest Corporation dated June 12, 1996 incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

         10.13 Mortgage dated April 7, 1995 with Bank One, Kenosha N.A. with respect to Bristol Property, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 *       10.14     Employment Agreement dated February 5, 1996 with Barbara
                   Hope.

 *       10.15     Employment Agreement dated February 5, 1996 with Donald C.
                   Gaiti.

         10.16 Line of credit with Bank One, Wisconsin in the amount of $250,000 dated February 6, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.17 Line of credit with Union Bank & Trust in the amount of $250,000 dated December 29, 1995, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.18 Commitment Letter for a line of credit with Bank One Colorado in the amount of $750,000 dated January 26, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.19 Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 **      10.20     Loan Workout Agreement by and among Renaissance
                   Entertainment Corporation, Bank One, Colorado, N.A. and Bank
                   One, Kenosha, N.A.

         21.0 Subsidiaries, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 **      23.1      Independent Auditor's Consent

 **      27.0      Financial data schedule.

 * Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

 **      Filed herewith.

(1) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

         REPORTS ON FORM 8-K

         The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 1996.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

              MARCH 31, 1995, MARCH 31, 1996 AND DECEMBER 31, 1996

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                            Page

     Report of Independent Certified Public Accountants     F-3

     Audited Financial Statements:

          Consolidated Balance Sheets                       F-4

          Consolidated Statements of Operations             F-5

          Consolidated Statement of Changes in
           Stockholders' Equity                             F-6

          Consolidated Statements of Cash Flows             F-8

          Notes to Consolidated Financial Statements        F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Renaissance Entertainment Corporation
 and Consolidated Subsidiary

We have audited the combined balance sheet of Renaissance Entertainment Corporation and Consolidated Subsidiary as of March 31, 1996 and December 31, 1996 and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for the nine month period ended December 31, 1996 and for the years ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these combined financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation and Consolidated Subsidiary as of March 31, 1996 and December 31, 1996 and the combined results of operations, changes in stockholders' equity and cash flows for the nine period ended December 31, 1996 and the years ended March 31, 1995 and 1996 in conformity with generally accepted accounting principles.





Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

March 31, 1997

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       March 31,   December 31,
                                                         1996          1996
                                                     ------------  ------------
Current Assets:
     Cash and equivalents                            $   631,063   $   374,289
     Income tax refunds receivable (Note 6)              323,380             -
     Stock subscription receivable (Note 13)                   -       133,749
     Accounts receivable, net of allowance
      for doubtful accounts of $8,341                     69,434        99,551
     Inventory, at lower of cost or market               116,221       184,695
     Prepaid expenses and other current assets           979,769       139,167
                                                     ------------  ------------
  Total Current Assets                                 2,119,867       931,451

     Property and equipment, net of accumulated
       depreciation of $1,372,060 and $1,982,765
       at March 31, 1996 and December 31, 1996
       respectively (Note 7)                           5,156,217     7,176,755
     Construction in progress                          1,080,895             -
     Goodwill, net of accumulated amortization
       of $160,960 and $206,410 at March 31,
       1996 and December 31, 1996
       respectively (Note 5)                           1,046,285       620,826
     Covenant not to compete, net of
       accumulated amortization of $40,000
       and $55,000 at March 31, 1996 and
       December 31, 1996 respectively (Note 5)            60,000        45,000
     Restricted cash (Note 11)                           848,296       890,116
     Other assets                                        121,909       208,201
                                                     ------------  ------------
Total Assets                                        $ 10,433,469   $ 9,872,349
                                                    -------------  ------------
                                                    -------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses          $  1,181,090   $ 1,068,028
     Notes payable, current portion (Note 3)             437,956     1,209,119
     Unearned income                                     485,798       160,588
                                                    -------------  ------------
  Total Current Liabilities                            2,104,844     2,437,735

     Notes payable, net of current
      portion (Note 3)                                 2,531,187     2,341,987
     Other                                                     -        37,175
                                                    -------------  ------------
  Total Liabilities                                    4,636,031     4,816,897
                                                    -------------  ------------

     Commitments (Notes 3, 4, 8 and 12)                        -             -

Stockholders' Equity (Notes 2, 8, 10, 12 and 13):
     Preferred stock, $1.00 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                             -             -
     Common stock, $.03 par value, 50,000,000
       shares authorized, 8,721,706 and
       9,233,772 issued and outstanding
       at March 31, 1996 and December 31, 1996
       respectively                                      130,826       277,013
     Additional paid-in capital                        7,108,082     8,071,634
     Accumulated (deficit)                            (1,441,470)   (3,293,195)
                                                    -------------  ------------
  Total Stockholders' Equity                           5,797,438     5,055,452
                                                    -------------  ------------

Total Liabilities and Stockholders' Equity          $ 10,433,469   $ 9,872,349
                                                    -------------  ------------
                                                    -------------  ------------

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Nine Month
                                           Year Ended      Year Ended    Period Ended
                                           March 31,       March 31,     December 31,
                                              1995            1996         31, 1996
                                          -------------   ------------   --------------

REVENUE:
   Sales                                   $12,539,653   $ 12,810,617    $14,553,577
   Faire operating costs                     3,212,491      3,826,868      4,812,616
                                          -------------   ------------   ------------
     Gross Profit                            9,327,162      8,983,749      9,740,961
                                          -------------   ------------   ------------

OPERATING EXPENSES:
   Salaries and wages                        3,474,799      4,082,271      4,048,603
   Depreciation and amortization               351,215        500,203        633,819
   Advertising                               1,211,798      1,546,701      2,511,973
   Other operating expenses                  3,532,508      4,329,713      4,300,062
                                          -------------   ------------   ------------
     Total Operating Expenses                8,570,320     10,458,888     11,494,457
                                          -------------   ------------   ------------

Net Operating Income (Loss)                    756,842     (1,475,139)    (1,753,496)
                                          -------------   ------------   ------------

Other Income (Expenses):
   Interest income                              48,132        109,652         68,571
   Interest (expense)                          (53,223)      (138,036)      (253,740)
   Other income (expense)                      (28,327)        36,049         86,940
                                          -------------   ------------   ------------
     Total Other Income (Expenses)             (33,418)         7,665        (98,229)
                                          -------------   ------------   ------------

Net Income (Loss) before (Provision)
 Credit for Income Taxes                       723,424     (1,467,474)    (1,851,725)

(Provision) Credit for Income Taxes           (147,000)       193,803              -
                                          -------------   ------------   ------------

Net Income (Loss)                              576,424     (1,273,671)    (1,851,725)
                                          -------------   ------------   ------------

Dividends on preferred stock                   (43,115)             -              -
                                          -------------   ------------   ------------

Net Income (Loss) to Common
 Stockholders                             $    533,309   $ (1,273,671)   $(1,851,725)
                                          -------------   ------------   ------------
                                          -------------   ------------   ------------

Net Income (Loss) per Common Share        $        .11   $       (.16)   $      (.21)
                                          -------------   ------------   ------------
                                          -------------   ------------   ------------

Weighted Average Number of
 Shares Outstanding                          4,801,044      7,824,182      8,907,049
                                          -------------   ------------   ------------
                                          -------------   ------------   ------------





The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  From March 31, 1994 through December 31, 1996

                                                                                  Additional
                                                     Common Stock                   Paid-in         Accumulated
                                                 --------------------
                                               Shares             Amount            Capital            (Deficit)            Total
                                             -----------      -------------        ------------       --------------    -----------

 Balance, March 31, 1994                      2,664,356        $    79,930         $   795,994        $ (631,226)      $   244,698

 Common stock issued, private
 placements and acquisition of assets
                                              2,070,050             62,102             835,709                 -           897,811

 Common stock issued, public offering,
 net of offering costs of $646,056
                                              2,070,000             62,100           2,914,344                 -         2,976,444
 Common stock issued in exchange for
 preferred stock issued
                                                583,334             17,500             794,695                 -           812,195

 Preferred dividends                                  -                  -                   -           (43,115)          (43,115)

 Net income for the year ended March
 31, 1995, excluding loss of $48,185
 of CFL included in accumulated
 deficit below                                        -                  -                   -           624,609           624,609
                                             ------------       ------------       -------------     ------------      -----------


 Balance March 31, 1995                       7,387,740            221,632           5,340,742           (49,732)        5,512,642

 Treasury stock acquired and retired            (20,626)              (618)            (81,886)                -           (82,504)

 Common stock issued for cash                   814,592             24,438           1,547,809                 -         1,572,247

 Common stock issued for CFL                    540,000             16,200             170,591          (118,067)           68,724

 Net Loss for the year ended March 31,
 1996                                                 -                  -                   -        (1,273,671)       (1,273,671)
                                             ------------       ------------       -------------     ------------      -----------

 Balance March 31, 1996                       8,721,706            261,652           6,977,256        (1,441,470)        5,797,438



 Exercise of Class A warrants at $2.00          125,328              3,760             246,896                 -           250,656
 per share
 Exercise of Class B warrants at $2.63
 per share                                       34,000              1,020              88,230                 -            89,250

 Exercise of stock options                      324,998              9,749             610,224                 -           619,973


                                                                                  Additional
                                                     Common Stock                   Paid-in         Accumulated
                                                 --------------------
                                               Shares             Amount            Capital            (Deficit)            Total
                                             -----------      -------------        ------------       --------------    -----------

 Issuance of stock for services                  27,740                832             151,118                 -           151,950

 Fees incurred in connection with
 exercising warrants                                  -                  -              (2,090)                -            (2,090)

 Net loss for the nine month period
 ended December 31, 1996                              -                  -                   -        (1,851,725)       (1,851,725
                                             ------------       ------------       -------------     ------------      -----------)


 Balance December 31, 1996                    9,233,772         $  277,013        $  8,071,634       $(3,293,195)      $ 5,055,452
                                             ------------       ------------       -------------     ------------      -----------
                                             ------------       ------------       -------------     ------------      -----------



The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months
                                           Year Ended      Year Ended        Ended
                                            March 31,      March 31,     December 31,
                                           ------------    -----------    ------------

Cash Flows from Operating Activities:
   Net Income (loss)                        $  576,424    $(1,273,671)   $(1,851,725)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization           351,214        500,200        633,819
       Impairment of goodwill                        -              -        380,000
       (Increase) decrease in:
         Income tax refund receivable                -       (323,380)       323,380
         Accounts receivable                   (50,124)       (19,310)      (163,866)
         Prepaid expenses                     (570,332)      (396,276)       840,602
         Inventory                             (82,900)       (33,321)       (68,474)
         Other assets                          (47,657)       (38,811)       (86,292)
       Increase (decrease) in:
         Income taxes payable                   48,175        (48,175)             -
         Accounts payable and accrued
          expenses                             274,940        742,368       (113,062)
         Unearned revenue and other            322,083         42,681       (294,030)
                                           ------------    -----------    ------------
   Net Cash Provided by Operating
    Activities                                 821,823       (847,695)      (399,648)
                                           ------------    -----------    ------------
   Cash Flows from Investing Activities:
      Investment in restricted cash                  -       (848,296)       (41,820)
      Repayment of advances                    351,150              -              -
      Construction in progress costs                 -     (1,046,285)     1,080,895
      Acquisition of property and
       equipment, goodwill and covenant
       not to compete                         (896,551)    (3,873,738)    (2,587,903)
                                           ------------    -----------    ------------
   Net Cash (Used in) Investing
    Activities                                (545,401)    (5,768,319)    (1,548,828)
                                           ------------    -----------    ------------
   Cash Flows from Financing Activities:
      Common stock issued and additional
       paid-in capital                       3,403,450      1,489,743      1,109,739
      Preferred dividends paid                 (43,115)             -              -
      Advances from officers                    60,500              -              -
      Proceeds from notes payable                    -      2,518,018      1,000,000
      Principal payments on notes
       payable                                (438,793)       (59,429)      (418,037)
                                           ------------    -----------    ------------
   Net Cash Provided by (Used in)
    Financing Activities                     2,982,042      3,948,332      1,691,702
                                           ------------    -----------    ------------
   Net Increase (Decrease) in Cash           3,258,464     (2,667,682)      (256,774)
   Cash, beginning of period                    40,281      3,298,745        631,063
                                           ------------    -----------    ------------
   Cash, end of period                     $ 3,298,745    $   631,063    $   374,289
                                           ------------    -----------    ------------
                                           ------------    -----------    ------------
   Interest paid                           $    54,506    $   112,248    $   268,605
                                           ------------    -----------    ------------
                                           ------------    -----------    ------------
   Income tax paid                         $    98,825    $   237,752    $         -
                                           ------------    -----------    ------------
                                           ------------    -----------    ------------


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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Renaissance Entertainment Corporation (Company) (REC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  GENERAL

     REC was incorporated under the laws of the State of Colorado on June 24, 1988. On April 6, 1993, REC acquired one hundred percent of the common stock of Ellora Corporation, a Wisconsin corporation which owns and operates the Bristol Renaissance Faire located in Kenosha, Wisconsin. In the acquisition, REC issued a total of 1,784,800 shares of common stock to the shareholders of Ellora Corporation, representing ninety-one percent of the total issued and outstanding shares of REC following the exchange. The acquisition was accounted for as a reverse acquisition since the controlling shareholders of Ellora became the controlling shareholders of REC. During the year ended March 31, 1994 REC formed a wholly-owned subsidiary called Heroes and Villains, Ltd. This entity was formed to provide entertainment services and had limited activity during the year. During February, 1994 REC formed Renaissance Pleasure Faires, Inc. (RPFI) for the purpose of acquiring the assets and the business of two Renaissance Faires in California. In connection with this acquisition and the formation of RPFI, the Company issued 1,136,666 shares of its common stock and 875,000 shares of Series A Convertible Preferred Voting Stock and assumed certain liabilities and guaranteed certain lease obligations of the seller. The preferred shares were later exchanged for common stock. Of the common shares issued, 524,000 common shares were issued to the seller and 612,666 common shares were issued to shareholders of Western Renaissance Fair Presentation, Inc. (Western) a newly formed California corporation, formed for the purpose of providing management services to operators of renaissance festivals.

     Western was owned by certain employees of the seller. Subsequent to its acquisition, Western was merged into a

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL

     subsidiary of REC. For accounting purposes, the acquisition of the California Faires net assets and business and the acquisition of Western was treated as one combined acquisition with the excess of cost over fair value of net assets acquired accounted for as goodwill. The preferred shares had an annual 6% dividend provision payable monthly in arrears. The preferred shares had equal voting rights per share as the common shares outstanding (583,334 votes after giving effect to the reverse common stock splits described in note 10). The preferred shares had a conversion provision that they could be converted by the holders at any time during the first two years into common stock on a one-for-three basis. REC had the right at any time to redeem these shares at $1.00 per share. During January, 1995 these preferred shares were converted to 583,334 shares of common stock. The Company also forgave loans to the seller totalling $62,805 which reduced additional paid-in capital related to this conversion transaction. Prior to conversion, the Company paid dividends totalling $43,115 related to these preferred shares. All documents related to this closing and all shares issued were signed and dated in March, 1994. The bill of sale related to the transfer of the assets was effective April 1, 1994. In connection with this transaction, certain controlling shareholders have entered into a stock pooling and voting agreement requiring the voting for certain individuals to serve as directors of the Company. In connection with this acquisition, the Company incurred approximately $50,000 of legal and professional fees and issued 233,066 shares of common stock valued at $72,833 for consulting services related to
     assistance with negotiations regarding the acquisition.    The business
     combination as of April 1, 1994 was accounted for as a purchase by REC.
     See Note 10 for additional information related to this business combination.

     Effective December 31, 1995 REC acquired 100% ownership of Creative Faires, Ltd. (CFL) in exchange for the issuance of 540,000 restricted common shares of REC stock. REC entered into employment agreements with the two former owners of CFL and one of the two former owners became a director of REC. The business combination with CFL was accounted for as a pooling of interests. The Company changed its year end to December 31. The March 31, 1996 consolidated balance sheet

                     RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL

     includes the accounts of CFL as of December 31, 1995 and the consolidated accounts of REC and subsidiaries as of March 31, 1996. The consolidated statements of operations and cash flows include the accounts of CFL for the two years ended December 31, 1995 and the consolidated accounts of REC and subsidiaries for the two years ended March 31, 1996. The consolidated statements of operations and cash flows include the accounts of CFL for the year ended December 31, 1996 and accounts of REC for the nine month period ended December 31, 1996. During the three month period ended March 31, 1996, REC loaned $141,179 to CFL which was not eliminated in the consolidated financial statements because of the different year ends. The majority of the advances to CFL were used for start-up costs for the upcoming New York Faire described in note 9. The $141,179 has been included with prepaid expenses in the March 31, 1996 consolidated balance sheet.

     All subsidiaries of the Company were merged into REC as of March 31, 1996 with the exception of Creative Faires, Ltd.

     All references to the "Company" refer to REC and its subsidiaries. All intercompany transactions and account balances have been eliminated in the financial statements other than as noted above.

     (b)  PER SHARE INFORMATION

     Per share information is determined using the weighted average number of shares outstanding during the periods after giving effect to the common stock splits described in note 10.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (d)  REVENUE AND EXPENSE RECOGNITION AND COST OF SALES

     These revenues consist principally of gate entrance fees, food and beverage concessions sales, lease revenue and fees charged to craft vendors. At various dates subsequent to the end of the operation of the prior years fairs, and prior to the opening of the next years fairs, the Company receives deposits from the craft vendors and others. These deposits are carried as unearned revenue until applied to fees charged and then earned on a pro-rata basis during the operation of the fair.

     Cost of sales as shown in the statement of operations includes all direct costs associated with the production of the Renaissance Faire, including cost of food, beverage and merchandise sold, labor costs for seasonal help and other direct costs of the production. All other expenses related to operation of the fair are shown as operating expenses in the statement of operations.

     Advertising costs are expensed as incurred. Direct costs related to the setting up of the fairs are capitalized as prepaid expenses and expensed during the period of the operation of the applicable fairs. Also, included in prepaid expenses at March 31, 1996 is $141,179 of advances from REC to CFL. CFL has a December 31 year end and REC has a March 31 year end.
     These advances relate principally to cost related to setting up the New York Faire but also include operating expenses which apply to the short period after the CFL year end. See a description above of the business combination with CFL accounts for a pooling of interest.

     (e)  STOCK SPLIT

     During the fiscal year ended March 31, 1995, the Company effected a one-for-three reverse stock split and changed the par value of the common stock from $.01 to $.03 per share. During the period ended December 31, 1996, the Company effected a two-for-one stock split. The financial statements were retroactively adjusted for this split.

     (f)  CONCENTRATIONS OF CREDIT RISKS

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary

                     RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (f)  CONCENTRATIONS OF CREDIT RISKS

     cash investments and cash equivalents and trade accounts receivables. At March 31, 1996 and December 31, 1996 respectively, the Company had approximately $1,370,000 and $1,065,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     (m)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company determined that the goodwill associated with its acquisition of the California Faires net assets and its acquisition of Western was impaired after estimating the expected gross profit from future revenues as compared to the net book value. The Company wrote down the intangible assets by $380,000 through a charge to other operating expenses during the period December 31, 1996.

(2)  COMMON AND PREFERRED STOCK

     The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. See note 1 for a description of the preferred stock issued and then subsequently converted to common stock.

     During January, 1995 the Company sold in a public offering 1,035,000 units of its securities at $3.50 per unit. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitles the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitles the holder thereof to

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(2)  COMMON AND PREFERRED STOCK, CONTINUED

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

(3)  NOTES PAYABLE

     Notes payable at December 31, 1996 and March 31, 1996 are summarized as follows:

                                                   March 31,       December 31,
                                                     1996              1996
                                               --------------     -------------

     Note payable to bank at 8.65%,
     interest quarterly until June, 1996
     then monthly principal and interest
     payment of $5,082 through May, 2011
     collateralized by land, improvements
     and jumbo CD's.  See note 11.               $ 1,500,000         $1,475,950

     Note payable to bank at 9.5%, 60
     equal monthly payments of $5,251
     through March, 2001 collateralized
     by land, improvements and jumbo
     CD's.  See note 11.                             250,000            219,605

     Mortgage payable to Bank One Kenosha
     at 9.5 % at March 31, 1996 and 9.25%
     at 9.25% at December 31, 1996;
     interest quarterly, two annual
     payments of $100,000 each with a
     balloon payment of $700,000 due
     January, 1998; collateralized by land
     and improvements.                               900,000            800,000

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(3)  NOTES PAYABLE, CONTINUED

     Note payable to Bank One Colorado at
     the bank reference rate plus 1%, 9.25%
     at December 31, 1996, due September 1,
     1996; collateralized by inventory,
     accounts and equipment.                               -            746,132

     Note payable to Bank One Kenosha at
     the bank reference rate plus 2% with a
     minimum rate of 10.25%;  interest paid
     monthly with the balance due September
     1996, extended to December 15, 1997;
     collateralized by equipment, fixtures
     and inventory.                                  250,000            250,000

     Various notes payable to financial
     institutions collateralized by certain
     vehicles.  Payable in monthly
     installments of principal and interest;
     final payments due in 2000, interest
     ranging from 10% to 12%.                         69,144             59,419
                                               --------------     --------------

     Total                                         2,969,144          3,551,106
     Less current portion                            437,957          1,209,119
                                               --------------     --------------
     Long-term portion                            $2,531,187         $2,341,987
                                               --------------     --------------
                                               --------------     --------------

     In March 1997, the Company entered into a loan workout agreement with Bank One Colorado and Bank One Kenosha (Bank One Wisconsin). The agreement provides that the Company make principal payments of $50,000 each to Bank One Colorado and Bank One Wisconsin. Upon execution of this agreement, the Company executed a real estate mortgage in favor of Bank One Colorado subordinated to the Bank One Wisconsin's mortgage. Bank One Colorado agreed to subordinate its mortgage to a potential new loan from a third party lender to the Company in the amount of from $750,000 to $1.5 million, so long as the new loan is funded prior to June 1, 1997 and the Company is not otherwise in default under the loans. As part of this agreement, Bank One Colorado changed the terms of its loan agreement to provide the Company interest monthly on its loan starting April 30, 1997 with principal payments of $150,000 on June 30, 1997, $200,000 on July 31, 1997, $250,000
     on August 31, 1997 and final principal payment of $90,189 on September 30, 1997. Additionally Bank One Wisconsin modified the terms of its loan agreement to provide for monthly interest payments starting April 30, 1997 with four monthly principal payments
                                    F-16

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(3)  NOTES PAYABLE, CONTINUED

     of $50,000 starting June 30, 1997. If the Company complies with all terms of this agreement, Bank One Wisconsin agrees to renew its real estate mortgage to provide for quarterly principal payments of $50,000 beginning in March of 1998 with the remaining balance due and payable in December 1998. The Company agreed, if it obtains alternative financing in excess of $2.5 million during calendar year 1997, then the Company will immediately pay off all amounts then due and owing Bank One Colorado and Bank One Wisconsin, excluding the Bank One Wisconsin mortgage.

     Maturities of notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

          1997                     $ 1,210,214
          1998                       2,188,583
          1999                          66,108
          2000                          68,807
          2001                          17,394
                                  -------------
                                   $ 3,551,106
                                  -------------
                                  -------------


(4)  LEASES

     The Company leases a vehicle under a four year lease which commenced June 8, 1992 with monthly lease payments of $336. Effective April 1, 1995 the Company entered into an operating lease at 4440 Arapahoe in Boulder, Colorado for office facilities. Initial monthly rental payments are $3,066
     with annual increases of 5% per annum.   Commencing November 1, 1996, the
     Company leased additional office space at 4410 Arapahoe in Boulder, Colorado and subleased its original office space at 4440 Arapahoe. This lease provides initial monthly lease payments of $5,969 increasing to $7,255 for the five year term of the lease. In addition the Company will be allocated certain operating expenses. The Company also leases various other properties in New York with terms expiring through the year 2001. Annual lease payments on the New York Faire site range from approximately $270,000 to $312,000 over the next five years.

     Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(4)  LEASES, CONTINUED

       Year Ending
       December 31,
          1997              436,177
          1998              456,623
          1999              476,237
          2000              468,370
          2001               79,807
                        -----------
          Total          $1,917,214
                        -----------
                        -----------

     Effective January 1, 1997, the Company entered into a three year sublease agreement to sublease its old office space at 4440 Arapahoe. The sublessee assumes every obligation of the Company under its lease. The Company remains liable under its lease.

     Future minimum sublease rentals are as follows:

       Year ending
       December 31,
          1997           $  28,979
          1998              30,428
          1999              31,949
          2000              24,849
          2001                   -
                        -----------
          Total          $ 116,205
                        -----------
                        -----------

     Rent expense for the nine month period ended December 31, 1996 and for the years ended March 31, 1995 and 1996 totalled approximately $431,292, $404,495 and $788,375, respectively.

(5)  GOODWILL AND COVENANT NOT TO COMPETE

     The cost of the acquisition of the California Faire assets and business as described in Notes 1 and 10 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(5)  GOODWILL AND COVENANT NOT TO COMPETE, CONTINUED

     March 31, 1996 and December 31, 1996 the Company's net carrying value for goodwill was $1,046,285 and $620,826 after amortization and write down of $160,960 and $586,419 respectively.
     In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are being amortized on a straight-line basis over five years.

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

     As of December 31, 1996, there are no current or deferred income taxes payable. As of December 31, 1996, the Company has total deferred tax assets of approximately $450,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $450,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1996.

     The Company has available at December 31, 1996, unused operating loss carryforwards of approximately $3,251,725 which may be applied against future taxable income, expiring in various years through 2012.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(7)  PROPERTY AND EQUIPMENT

     Land                               $3,415,798
     Buildings and Improvements          3,018,450
     Office Furniture and Equipment        490,975
     Costumes, Props and Other Assets    2,180,297
                                      ------------
          Sub-total                      9,105,520
     Less Accumulated Depreciation      (1 928,765)
                                      ------------
          Total                         $7,176,755
                                      ------------
                                      ------------

(8)  WARRANTS ISSUED FOR SERVICES AND STOCK OPTIONS

     In January, 1994 the Company issued warrants to purchase an aggregate of 266,666 shares of the Company's common stock at an exercise price of $1.87 per share. These warrants were issued pursuant to a Form S-8 registration statement for various consulting services. These warrants were exercised during the year ended March 31, 1995. These 266,666 warrants were valued at $.15 per warrant and expensed in the total amount of $40,000 in the financial statements.

     Pursuant to the Company's stock option plans, the Company has granted options to acquire 1,081,318 shares of the Company's common stock. Of this amount 133,724 options have been exercised and 11,998 have expired during the year ended March 31, 1996. The options are exercisable at prices ranging from $1.13 per share to $3.50 per share. During the period ended December 31, 1996, 105,000 options were granted with a weighted average price of $5.74, 452,558 options were exercised at a weighted average price of $1.87 and 161,998 options terminated with a weighted average price of $4.09. The remaining number of options outstanding at December 31, 1996 totalled 571,762 with a weighted average price of $2.60 which are exercisable at various dates through 2001.

(9)  BUSINESS COMBINATION, NEW YORK FAIRE

     Effective December 31, 1995 the Company issued 540,000 shares of its restricted common stock for 100% ownership of Creative Faires, Ltd. (CFL) The transaction was accounted for as a pooling of interests as described in note 1.  CFL principally conducted a New York Faire.

     REC and consolidated subsidiaries previously reported revenue of $10,459,476 and net income of $624,609 during the year ended March 31,
     1996.    The revenues  and net  loss of CFL

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(9)  BUSINESS COMBINATION, NEW YORK FAIRE, CONTINUED

     included in the combined statement of operations for the year ended March 31, 1995 amounted to $2,081,177 and $(48,185), respectively. Revenues of $2,308,378 and a net loss of $(37,756) of CFL, incurred prior to the business combination have been included in the combined statement of operations for the year ended March 31, 1996.

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES

     Effective April 1, 1994 the Company acquired the assets and certain liabilities of The Living History Centre, (LHC) a California, not-for-profit corporation. The Company issued 1,136,666 shares of its common stock and 875,000 shares of its preferred stock as consideration for the net assets acquired. The preferred stock was converted into common stock during January, 1995. In addition to acquiring certain assets and liabilities of LHC, the Company has acquired the rights to operate two California Renaissance Faires.

     See Note 1 financial statements for additional information related to the business combination. The transaction was accounted for as a purchase by REC. The results of operations of the LHC Faire operations are included in the income statement of REC commencing April 1, 1994. The cost of this acquisition was approximately $2,534,000, including assumption of liabilities and issuance of the common and convertible preferred stock.

     The following table shows the allocation of the purchase price assets:

          Cash                               $    63,000
          Prepaid faire costs                    318,000
          Inventory                               56,000
          Accounts receivable                     87,000
          Property and equipment                 664,000
          Covenant not to compete                100,000
          Goodwill                             1,207,000
          Other assets                            39,000
                                           -------------
                                             $ 2,534,000
                                           -------------
                                           -------------

          Liabilities assumed                    640,000
          Preferred stock issued                 875,000
          Common stock issued                    533,000
          Cash advanced and acquisition
           expenses incurred                     486,000
                                           -------------
                                             $ 2,534,000
                                           -------------
                                           -------------

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES, CONTINUED

     Assets and liabilities acquired or assumed were recorded at estimated fair value at April 1, 1994 the date of acquisition.

     The amount assigned to the common stock was $532,812 ($.9375 per share) approximately one half of the market trading price of the Company's common stock as of April 1, 1994. This value was used due to the large number of shares and their restrictive nature. LHC, a non-profit corporation, obtained an appraisal of its business for the purpose of determining an approximate valuation necessary to obtain regulatory approval for sale of its assets. Although this appraisal indicated a valuation in an amount such that the common stock of REC exchanged for the certain net assets and the business of LHC would have been recorded at $1.56 per share, management of REC did not believe that such a valuation was appropriate under the circumstances. The appraiser based the valuation on projected net income from the California Faires of $500,000 per year. The California Faires have not been historically profitable and to assume that the Faires will earn $500,000 per year is, as explained in the appraisal, inherently highly speculative. Therefore, management believes that the appraisal is unsuitable for determining a value of the business acquired.
     Management gave consideration to the following transactions and events when it determined the appropriate valuation of the shares issued in the acquisition:

     a. In the fall of 1993, the Company sold 253,334 shares at a cash price of $.75 per share. Following this private offering of a small number of shares, the Company incurred substantial operating losses and accumulated deficits.

     b. For the two years prior to their acquisition, the two California Renaissance Faires had generated substantial net operating loss of $(869,953) and $(928,569) in the years 1992 and 1993, respectively.

     c. In August 1994, the Company sold in a private offering 800,000 shares at a price of $.30 per share, principally to raise working capital to cover the anticipated cost of the public offering.

     d. The public market of the Company's common stock was highly illiquid, with only 300,000 shares in the public float eligible for trading. Management believes that the price of $1.875 per share of the publicly-traded shares was not indicative of the fair market value of substantially larger blocks of restricted shares.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES, CONTINUED

     e. The Company issued 77,688 shares and warrants to purchase an additional 133,334 shares at an exercise price of $.9375, to an entity affiliated with a director of the Company. The shares and the exercise price of the warrants were valued at 100% of the public trading price due to (I) the transaction having been between the Company and a related party, and (ii) the fact that the shares were registered on a Form S-8 which rendered them free-trading.

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

(11) RESTRICTED CASH

     Certificates of Deposit in the amount of $890,116 at December 31, 1996 are collateral to an 8.65% and a 9.5% loan maturing

                      RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(11) RESTRICTED CASH, CONTINUED

     in 2011 and 2001, respectively, and Certificates of Deposit totalling $275,000 may be released annually beginning March 1, 1997 and each year thereafter provided that projected net operating income goals are realized in each of the three operating seasons commencing in 1996. If the Certificates of Deposit have not been released for any of the previous years but the projected income goal for the current year is reached, the Certificates of Deposit for the previous year and the current year shall be released. If projected goals are not reached by year three, then the certificates shall be released in any subsequent year that the third year goal amount is reached.

(12) COMMITMENTS AND SUBSEQUENT EVENTS

     Effective December 16, 1994 the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. The Company has also agreed to pay $7,500 per month for the five year term of the agreement. The Company has also granted an option to the consulting firm to allow the firm to acquire a minimum of 66,000 and a maximum of 132,000 shares of the Company's common stock at $1.625 per share with the increase depending on the results of the services performed by the consulting firm.

     Effective October 1, 1994 the Company entered into a consulting agreement with a company owned by a director of Renaissance Entertainment Corporation. The Company has agreed to pay the consulting company $4,500 per month for twenty hours per month for services. Additional hours will be compensated at $200 per hour. The term of the agreement continues until December 31, 1996. Effective April 1, 1995 the Company agreed to pay $4,000 per month for consulting services to a director of the Company which expired effective December 31, 1995. The Company also has a consulting agreement with another company that is owned by a director of the Company. This agreement is for $75 per hour plus $300 per Board meeting and can be terminated at any time.

     On August 1, 1996, the Company entered into a one year agreement with a consultant. The agreement provides that the Company pay the consultant a fee equal to 5% of any debt or

                     RENAISSANCE ENTERTAINMENT CORPORATION
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(12) COMMITMENTS AND SUBSEQUENT EVENTS, CONTINUED

     equity infusion to the Company initiated or introduced to the Company by the consultant. Additionally, the Company will pay the consultant a fee equal to 5% of the total value of the merger or acquisition, including the value of stock, cash and other assets of the merged entities.

     Subsequent to December 31, 1996 the Company issued 54,738 shares of its common stock as payment of the Company's liabilities.

     During the year ended March 31, 1995 the Company adopted a non-qualified deferred compensation plan for ten employees of the Company. Monthly contributions to the plan total approximately $3,500. Beginning April 1, 1996 monthly contributions are approximately $1,152.

(13) STOCK SUBSCRIPTIONS RECEIVABLE

     At December 31, 1996 the Company had stock subscriptions receivable in the amount of $133,749 which was collected in full in January, 1997.

(14) SUBSEQUENT EVENTS

     The Company incurred substantial losses from operations during 1995 and 1996 and incurred significant cost overruns in the construction of its Virginia faire. As described in note 3, the Company has entered into loan workout agreements with two banks which will require total bank principal loan payments of $1,100,000 during 1997.

     Subsequent to December 31, 1996, the Company raised $750,000 from an officer of the Company and a related party through the issuance of convertible debt and has commitments from investors for $600,000 of convertible debt and additional equity capital. In order to reduce the Company's working capital requirements, management has implemented a number of cost reductions which it estimates will reduce the Company's operating expenses by approximately $1,300,000 during the fiscal year ending December 31, 1997.

     Management believes that the additional capital raised, plus the additional capital to be received from investors, in conjunction with the reductions in operating expenses are sufficient for the Company to be able to meet its financial commitments in 1997.

     The Company's lease for the site of its Northern California faire expires April 30, 1997. While the Company believes that its lease for this site will be renewed for the 1997 faire, there can be no assurance of such renewal. If the lease is not renewed, it is doubtful that the Company would conduct a faire in Northern California in 1997.

(15) FOURTH QUARTER ADJUSTMENTS

     The Company recognized as expense in the nine-month period ended December 31, 1996, $450,000 of costs to be incurred in 1997, which costs are the result of changing conditions at the Company's Northern California Faire which became apparent to the Company in 1996. This adjustment, which was made in the fourth quarter, was material to fourth quarter operations.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RENAISSANCE ENTERTAINMENT CORPORATION


Date: April 14, 1997                        /S/ James R. Mcdonald
                                            -----------------------------------
                                            James R. McDonald, Chief Financial
                                            Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Charles S. Leavell            Chairman of the Board,        April 14, 1997
-------------------------         Chief Executive Officer
Charles S. Leavell

/s/ James R. Mcdonald             Chief Financial Officer       April 14, 1997
-------------------------
 James R. McDonald

/s/ Sue Brophy                    Chief Accounting Officer      April 14, 1997
-------------------------
 Sue Brophy

/s/ Sanford L. Schwartz           Director                      April 14, 1997
-------------------------
 Sanford L. Schwartz

/s/ Robert M. Geller              Director                      April 14, 1997
-------------------------
 Robert M. Geller


/s/ Gregg Adam Thaler             Director                      April 14, 1997
-------------------------
 Gregg Adam Thaler

/s/ Dean Petkanas                 Director                      April 14, 1997
-------------------------
 Dean Petkanas

                                  INDEX TO EXHIBITS

       Exhibit No  Title                                                  Page
       ----------  -----                                                  ----

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

 *       4.2       Specimen Class A Warrant Certificate.

 *       4.3       Specimen Class B Warrant Certificate.

 *       4.4       Warrant Agreement.

 *       4.5       Certificate of Designations, Preferences, and Rights
                   of Series A Convertible Preferred Voting Stock of
                   Renaissance Entertainment Corporation.

 *       4.6       Renaissance Entertainment Corporation 1993 Stock
                   Incentive Plan.(1)

         10.1 Employment Agreement with Howard Hamburg, incorporated by reference from the Registrant's Current Report on Form 8-K dated
                   December 31, 1995.(1)

         10.2 Employment Agreement with Kevin Patterson, incorporated by reference from the Registrant's Current Report on Form 8-K dated
                   December 31, 1995.(1)

 **      10.3      Office Lease with Diana Wilkins dated
                   August 15, 1996.

 *       10.4      Consultation Agreement with Creative Business
                   Strategies, Inc.(1)

 *       10.4      Letter Agreement with Rob Geller dated
                   July 19, 1994.(1)

 *       10.5      Agreement with The Living History Centre dated
                   August 25, 1994.

 *       10.6      Specimen Vendor and Exhibitor Agreement for the
                   Bristol Renaissance Faire.

 *       10.7      Specimen Vendor and Exhibitor Agreement for the
                   Northern and Southern Renaissance Pleasure Faires.

 *       10.8      Specimen Bristol Renaissance Faire Concession
                   Agreement.

 *       10.9      Specimen Bristol Renaissance Faire Games Concession
                   Agreement.

 *       10.10     License Agreement and Lease with San Bernardino
                   County for the Southern Renaissance Pleasure
                   Faire site.

 *       10.11     Investment Banking Agreement with Duke & Co., Inc.

         10.12 Lease Agreement between Creative Faires, Ltd. and Sterling Forest Corporation dated June 12, 1996 incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

         10.13 Mortgage dated April 7, 1995 with Bank One, Kenosha N.A. with respect to Bristol Property, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 *       10.14     Employment Agreement dated February 5, 1996 with
                   Barbara Hope.

 *       10.15     Employment Agreement dated February 5, 1996 with
                   Donald C. Gaiti.

         10.16 Line of credit with Bank One, Wisconsin in the amount of $250,000 dated February 6, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.17 Line of credit with Union Bank & Trust in the amount of $250,000 dated December 29, 1995, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.18 Commitment Letter for a line of credit with Bank One Colorado in the amount of $750,000 dated January 26, 1996, incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, filed with the Commission on February 20, 1996.

         10.19 Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 **      10.20     Loan Workout Agreement by and among Renaissance
                   Entertainment Corporation, Bank One,
                   Colorado, N.A. and Bank One, Kenosha, N.A.

         21.0 Subsidiaries, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.

 **      23.1      Independent Auditor's Consent

 **      27.0      Financial data schedule.


 * Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995 and the Post-Effective Amendments thereto.

 **      Filed herewith.

(1) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.