Form 10-Q
period 1997-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1997-05-15
CIK 838782

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended MARCH 31, 1997
                                    --------------

                                       or
[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
     For the transition period from _______________ to _______________

                    Commission File Number  0-23782
                                            -------

                    RENAISSANCE ENTERTAINMENT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                COLORADO                        84-1094630
    -------------------------------           ----------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

            4410 ARAPAHOE AVENUE, SUITE 200, BOULDER, COLORADO  80303
            -----------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

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

                                  [X] Yes    [ ] No


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1997, Registrant had 9,636,262 shares of common stock, $.03 Par Value, outstanding.

                                       INDEX


                                                                         Page
                                                                        Number
                                                                        ------
Part I.  Financial Information

         Item 1.   Financial Statements

                   Balance Sheets as of March 31, 1997 (Unaudited)
                    and December 31, 1996                                 3

                   Statements of Operations for the Three Months
                    Ended March 31, 1997 and 1996
                    (Unaudited)                                           4

                   Statements of Cash Flows for the Three Months
                    Ended March 31, 1997 and 1996
                    (Unaudited)                                           5

                   Notes to Financial Statements                          6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

Part II.  Other Information                                              10

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                  BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                             March 31,    December 31,
                                                               1997          1996
                                                           -----------    -----------
Current Assets:
  Cash and equivalents                                     $   310,297    $   374,289
  Stock subscription receivable                                               133,749
  Accounts receivable (net)                                     63,094         99,551
  Note receivable, current portion
  Inventory                                                    184,494        184,695
  Prepaid expenses and other                                   718,042        139,167
                                                           -----------    -----------
      Total Current Assets                                   1,275,927        931,451

  Property and equipment, net of accumulated depreciation    6,950,514      7,176,755
  Note receivable, net of current portion
  Covenant not to compete                                       40,000         45,000
  Goodwill                                                     608,157        620,826
  Restricted cash                                              902,387        890,116
  Other assets                                                 167,600        208,201
                                                           -----------    -----------
TOTAL ASSETS                                               $ 9,944,585    $ 9,872,349
                                                           -----------    -----------
                                                           -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                    $ 1,119,252    $ 1,068,028
  Notes payable, current portion                             1,855,669      1,209,119
  Unearned income                                              443,803        160,588
                                                           -----------    -----------
      Total Current Liabilities                              3,418,724      2,437,735

  Notes payable, net of current portion                      2,315,918      2,341,987
  Other                                                         37,025         37,175
                                                           -----------    -----------
      Total Liabilities                                      5,771,667      4,816,897
                                                           -----------    -----------
Stockholders' Equity:
  Common stock, $.03 par value, 50,000,000
   shares authorized, 9,614,287 shares
   issued and outstanding at March 31, 1997                    288,654        277,013
  Additional paid-in capital                                 9,005,819      8,071,634
  Accumulated earnings (deficit)                            (5,121,555)    (3,293,195)
                                                           -----------    -----------
      Total Stockholders' Equity                             4,172,918      5,055,452
                                                           -----------    -----------
Total Liabilities and Stockholders' Equity                 $ 9,944,585    $ 9,872,349
                                                           -----------    -----------
                                                           -----------    -----------

The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended
                                                      MARCH 31
                                             --------------------------
                                                 1997           1996
                                             -----------    -----------
REVENUE:
  Sales                                      $    14,873    $   (10,003)
  Faire operating costs                           23,319         15,884
                                             -----------    -----------
    Gross Profit                                  (8,446)       (25,887)
                                             -----------    -----------

OPERATING EXPENSES:
  Salaries                                       761,177        709,526
  Depreciation and amortization                  269,641        105,556
  Advertising                                     12,495         17,033
  Other operating expenses                       701,787        609,276
                                             -----------    -----------
      Total Operating Expenses                 1,745,100      1,441,391
                                             -----------    -----------
Net Operating (Loss) Income                   (1,753,546)    (1,467,278)
                                             -----------    -----------

Other Income (Expenses):
  Interest income                                 14,711         13,731
  Interest (expense)                             (91,432)       (36,861)
  Other income (expense)                           1,908       (248,743)
                                             -----------    -----------
      Total Other Income (Expenses)              (74,813)      (271,873)
                                             -----------    -----------

Net Income (Loss) before (Provision)
  Credit for Income Taxes                     (1,828,359)    (1,739,151)

(Provision) Credit for Income Taxes                             239,273
                                             -----------    -----------

Net Income (Loss) to Common Stockholders     $(1,828,359)   $(1,499,878)
                                             -----------    -----------
                                             -----------    -----------

Net Income (Loss) per Common Share           $      (.19)   $      (.18)
                                             -----------    -----------
                                             -----------    -----------

Weighted Average Number of Common
Shares Outstanding                             9,429,622      8,380,702
                                             -----------    -----------
                                             -----------    -----------

The accompanying notes are an integral part of the financial statements.

      RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                       Three Months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income (Loss)                                $(1,828,359)   $(1,499,878)
                                                   -----------    -----------
  Adjustments to reconcile net income (Loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                      269,642        105,556
    Gain (loss) on disposal of assets                    1,563         21,919
    (Increase) decrease in:
      Income tax refund receivable                                   (193,803)
      Inventory                                            201        (20,187)
      Receivables                                       50,600         33,721
      Prepaid expenses and other                      (418,754)      (675,493)
    Increase (decrease) in:
      Accounts payable and accrued expenses             51,223        805,688
      Unearned revenue and other                       283,065        302,119
                                                   -----------    -----------
        Total adjustments                              237,540        379,520
                                                   -----------    -----------
Net Cash Provided by Operating
 Activities                                         (1,590,819)    (1,120,359)
                                                   -----------    -----------

Cash Flows from Investing Activities:
  Investment in restricted cash                        (12,271)        (1,877)
  Construction in progress costs                                   (1,046,285)
  Acquisition of property and equipment                (27,210)      (341,460)
                                                   -----------    -----------
Net Cash (Used in) Investing Activities                (39,481)    (1,389,622)
                                                   -----------    -----------
Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                                     945,826        425,293
  Proceeds from notes payable                          750,000      1,983,198
  Principal payments on notes payable                 (129,518)
                                                   -----------    -----------
Net Cash Provided by Financing Activities            1,566,308      2,408,491
                                                   -----------    -----------

Net Increase (Decrease) in Cash                        (63,992)      (101,489)
Cash, beginning of period                              374,289        732,552
                                                   -----------    -----------
Cash, end of period                                $   310,297    $   631,063
                                                   -----------    -----------
                                                   -----------    -----------
Interest paid                                      $    91,432    $    11,981
                                                   -----------    -----------
                                                   -----------    -----------
Income tax paid                                    $       -      $   108,175
                                                   -----------    -----------
                                                   -----------    -----------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION AND
                              CONSOLIDATED SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of March 31, 1997 and December 31, 1996, the statement of operations and the statement of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share is calculated by dividing the net income
     (loss) to common stockholders by the weighted average number of common shares outstanding.

3.    SUBSEQUENT EVENTS

     During the quarter ended March 31, 1997, an officer/director and related party loaned the Company $750,000 on a short-term basis. Subsequent to March 31, 1997, the Company issued $1,000,000 principal amount of its 9% Convertible Secured Debentures due 2002 (the "Debentures"), including $750,000 in payment of the short-term loans. The Debentures are secured by mortgages on the Company's Wisconsin and Virginia Faire sites and are convertible into shares of the Company's Common Stock after April 30, 1998, at the lesser of $4.50 per share or 70% of the market value of the Company's Common Stock at the time of conversion. The Debenture holders also were granted warrants representing the right to acquire up to 200,000 shares of the Company's Common Stock at an exercise price equal to the lesser of $3.00 per share or the market value for the Company's Common Stock at the time the warrants are exercised.

     Subsequent to March 31, 1997, the Company also issued $350,000 principal amount of its 10% Convertible Secured Notes due October 31, 1997 (the "Notes"). The Notes are secured by a mortgage on the Company's Wisconsin Faire site and are convertible into shares of the Company's Common Stock at the lesser of $1.75 per share or 50% of the market value for the Company's Common Stock at the time the Notes are converted.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the company's five faire locations continue throughout the year, as do corporate expenses.

Operating expenses increased $303,709 or 21%, from $1,441,391 in 1996 to $1,745,100 in 1997. The primary cause of this increase was the inclusion of New York in 1997 results. The 1996 results did not include any expenses for the New York Faire, as a result of the acquisition being accounted for using the pooling of interests method. Additionally, the Virginia Faire, which opened in April 1996, had only minimal expenses in the first quarter of 1996, but had the normal off-season complement of expenses during the first quarter 1997. Salaries, included in operating expenses, increased 7%, from $709,526 in 1996 to $761,177 in 1997, reflecting the additional personnel at both the New York and Virginia Faires.

Depreciation and amortization increased 155%, from $105,556 in 1996 to $269,641 in 1997. This increase is primarily the result of depreciation on the substantial investment in buildings and improvements to the Virginia Faire site. Other operating expenses increased $92,511 or 15%, from $609,276 in 1996 to $701,787 in 1997. This increase is primarily the result of operating expenses relating to the New York and Virginia Faires.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $286,268 from a loss of $1,467,278 for the 1996 period to a loss of $1,753,546 for the 1997 period.

A 148% increase in interest expense from $36,861 in 1996 to $91,432 in 1997 resulted from a large increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Combining net operating income (loss) with other income (expenses) resulted in an $89,208 decrease in net income before taxes, from a loss of $1,739,151 for the 1996 period to a loss of $1,828,359 for the 1997 period.

As a result of operating losses for the entire fiscal year ended March 31, 1996 (the Company's fiscal year, which previously ended March 31), a refund of taxes paid in prior years was available in the 1996 period. This resulted in a credit to Income Taxes of $239,273 for the quarter ended March 31, 1996.

Net income (loss) to common stockholders decreased $328,481, from a loss of $1,499,878 for the 1996 period, to a loss of $1,828,359 for the 1997 period. Finally, net income (loss) per common share decreased from a loss of $.18 for the 1996 period to a loss of $.19 for the 1997 period, based on 8,380,702 weighted average shares outstanding during the 1996 period, and 9,429,622 weighted average shares outstanding during the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996

The Company's working capital deficit widened during the quarter ended March 31, 1997, from $1,506,284 at December 31, 1996 to $2,142,797 at March 31, 1997. In
order to reduce the Company's working capital requirements, management has implemented a number of cost reductions which will significantly reduce operating expenses during the fiscal year ending December 31, 1997. Operating expenses for the fiscal 1997 periods, when compared to the similar 1996 periods, will reflect these savings offset by increased costs associated with a full year's operating costs for the Virginia Faire which opened in late April 1996.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the season, the Southern California and Virginia Faires. The company has historically relied upon revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company has outstanding $1,000,000 in short-term lines of credit borrowings, which was the maximum amount available under the lines and did not, therefore, have any unused credit available for the 1997 faire season. During the quarter ended March 31, 1997, the Company entered into a loan workout agreement with respect to the lines of credit which permit the Company to pay these lines from 1997 operations. $100,000 of the lines were paid, leaving a balance of $900,000. During the quarter ended March 31, 1997, the Company also raised $750,000 of working capital through the issuance of short-term notes payable to an officer/director of the Company and a related party. Subsequent to the end of the quarter, these notes were converted into a like principal amount of the Company's 9% Convertible Secured Debentures due 2002, an additional $250,000 principal amount of the Debentures were issued and $350,000 principal amount of the Company's 10% Convertible Secured Notes due October 31, 1997 were issued. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the issuance of these convertible securities. While Management believes that the Company currently has sufficient working capital to fund its operations for the balance of the current fiscal year, Management believes that the Company should raise additional working capital in order to more adequately fund its operations. There can be no assurance that such funds will be available to the Company or, if available, available on terms acceptable to the Company.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $931,451 at December 31, 1996 to $1,275,927 at March 31, 1997, an increase of $344,476 or
37%. Of these amounts, cash and cash equivalents decreased from $374,289 at December 31, 1996 to $310,297 at March 31, 1997. Accounts receivable decreased from $99,551 at December 31, 1996 to $63,094 at March 31, 1997. Prepaid expenses (expenses incurred on behalf of the Southern California and Virginia Faires) increased from $139,167 at December 3, 1996 to $718,042 at March 31, 1997. These costs are expensed once the Faires are operating.

Total assets increased from $9,872,349 at December 31, 1996 to $9,944,585 at March 31, 1997, a nominal increase of $72,236 or 1%. Of this amount, the increase in current assets of $344,476 was partially offset by moderate decreases in the other non-current asset categories. Property, plant and equipment (net of depreciation) decreased by $226,241 or 3% from $7,176,755 at December 31, 1996 to $6,950,514 at March 31, 1997 as a result of depreciation of assets for the quarter. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $620,826 at December 31, 1996 to $608,157 at March 31, 1997, as the result of normal amortization. Other miscellaneous assets (organizational costs and vendor deposits) decreased from $253,201 at December 31, 1996 to $207,600 at March 31, 1997.

Current liabilities increased from $ 2,437,735 at December 31, 1996, to $3,418,724 at March 31, 1997, an increase of $980,989 or 40%. This increase is due to increased indebtedness incurred to cover the Company's operating expenses during the quarter prior to the opening of the 1997 faire season. Notes payable, current portion increased from $1,209,119 at December 31, 1996 to $1,855,669 at March 31, 1997, reflecting the $750,000 of short-term borrowing described above. Unearned income, which consists of the sale of admission tickets to upcoming faires, and deposits received from craft vendors for future faires, increased from $160,588 at December 31, 1996 to $443,803 at March 31, 1997. The increase in total liabilities from $4,816,897 at December 31, 1996 to $5,771,667 at March 31, 1997 is due to the increase in current liabilities.

Stockholders' Equity decreased from $5,055,452 at December 31, 1996 to $4,172,918 at March 31, 1997, a decrease of $882,534 or 17%. This decrease resulted from the net loss of $1,828,359, partially offset by additional contributed capital received as the result of the exercise of 140,292 Class A Warrants at $2.00 per share, the exercise of 58,000 Class B Warrants at $2.625 per share, and the exercise of 111,716 employee stock options at prices ranging from $1.125 to $3.50 per share. As of March 31, 1997, the Company had outstanding 10,787,387 shares of common stock, 1,681,064 Class A Warrants representing the right to purchase common stock at $2.00 per share, and 1,992,742 Class B warrants representing the right to purchase common stock at $2.625 per share.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997

                         PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          See Note 3 of the Notes to Consolidated Financial Statements for information regarding issuance of securities convertible into shares of the Company's Common Stock and warrants to purchase Common Stock issued subsequent to March 31, 1997.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          During the quarter ended March 31, 1997, the Company entered into a Loan Workout Agreement with respect to the Company's bank lines of credit and bank mortgages on the Company's Wisconsin Faire site. Pursuant to the Agreement, the banks agreed to restructure the payment schedule for the lines of credit to permit the Company to pay these lines of credit from 1997 operations. Pursuant to the Agreement, $100,000 of the lines of credit were paid during the quarter, leaving a balance of $900,000 to be paid prior to September 30, 1997. The bank also agreed that if the Company remains current on its obligations through December 31, 1997, that the due date for the mortgage on the Wisconsin site will be extended from January 31, 1998 to December 31, 1998.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The company was not required to file report on Form 8-K during the quarter ended March 31, 1997.

          Exhibit 10.1 Form of Subscription and Purchase Agreement, including the appendix thereto, for the Company's 10% Convertible Secured Notes, incorporated herein by reference to Registration Statement on Form S-1, No. 333-26677.

          Exhibit 10.2 Form of Subscription and Purchase Agreement, including appendix thereto, for the Company's 9% Secured Debentures due 2002 - filed herewith.

          Exhibit 27.  Financial Data Schedule - filed herewith.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RENAISSANCE ENTERTAINMENT CORPORATION



Dated: 5/15/97                     /s/ James R. McDonald
      --------------               ------------------------------------------
                                   James R. McDonald, Chief Financial Officer