Form 10-Q
period 1997-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1997-08-19
CIK 838782

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended                  June 30, 1997
                                ----------------------------------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to
                               ----------------------    ---------------------

Commission File Number             0-23782
                       -------------------------------------------------------

                    RENAISSANCE ENTERTAINMENT CORPORATION
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                        84-1094630
------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

4410 Arapahoe Avenue, Suite 200,  Boulder,  Colorado                80303
------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                (303) 444-8273
------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [ X ] Yes    [   ] No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 1997, Registrant had 9,636,262 shares of common stock, $.03 Par Value, outstanding.

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1997 (Unaudited)
                    and December 31, 1996                                  3

               Statements of Operations for the Three Months
                    Ended June 30, 1997 and 1996
                    (Unaudited)                                            4

               Statements of Operations for the Six Months
                    Ended June 30, 1997 and 1996
                    (Unaudited)                                            5

               Statements of Cash Flows for the Six Months
                    Ended June 30, 1997 and 1996
                    (Unaudited)                                            6

               Notes to Financial Statements                               7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

Part II.  Other Information                                               14

    RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                  June 30,      December 31,
                                                    1997           1996
                                                -----------     -----------
Current Assets:
  Cash and equivalents                          $   784,582     $   374,289
  Stock subscription receivable                                     133,749
  Accounts receivable (net)                         126,607          99,551
    Note receivable, current portion
  Inventory                                         231,792         184,695
  Prepaid expenses and other                        715,966         139,167
                                                -----------     -----------
      Total Current Assets                        1,858,947         931,451

  Property and equipment, net of
    accumulated depreciation                      7,097,158       7,176,755
  Note receivable, net of current portion
  Covenant not to compete                            35,000          45,000
  Goodwill                                          595,488         620,826
  Restricted cash                                   915,177         890,116
  Other assets                                      239,675         208,201
                                                -----------     -----------
TOTAL ASSETS                                    $10,741,445     $ 9,872,349
                                                -----------     -----------
                                                -----------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses         $ 1,094,735     $ 1,068,028
  Notes payable, current portion                  1,365,338       1,209,119
  Unearned income                                   284,430         160,588
                                                -----------     -----------
    Total Current Liabilities                     2,744,503       2,437,735

  Notes payable, net of current portion,
    unrelated parties                             2,931,174       2,341,987
  Notes Payable, related parties                    250,000
  Other                                              35,376          37,175
                                                -----------     -----------
    Total Liabilities                             5,961,053       4,816,897
                                                -----------     -----------

Stockholders' Equity:
  Common stock, $.03 par value, 50,000,000
    shares authorized, 9,636,262 shares
    issued and outstanding at June 30, 1997         289,088         277,013
  Additional paid-in capital                      9,038,098       8,071,634
  Accumulated earnings (deficit)                 (4,546,794)     (3,293,195)
                                                -----------     -----------
    Total Stockholders' Equity                    4,780,392       5,055,452
                                                -----------     -----------

Total Liabilities and Stockholders' Equity      $10,741,445     $ 9,872,349
                                                -----------     -----------
                                                -----------     -----------

The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY


                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                           Three Months Ended
                                                                June 30
                                                        -----------------------
                                                            1997        1996
                                                        ----------  -----------
REVENUE:
  Sales                                                 $4,870,723  $ 5,316,083
  Faire operating costs                                  1,807,224    2,147,219
                                                        ----------  -----------
  Gross Profit                                           3,063,499    3,168,864
                                                        ----------  -----------
OPERATING EXPENSES:
  Salaries                                               1,258,342    1,472,431
  Depreciation and amortization                             73,929      160,677
  Goodwill writedown                                                    380,000
  Advertising                                              681,496      875,601
  Other operating expenses                                 696,966    1,570,959
                                                        ----------  -----------
    Total Operating Expenses                             2,710,733    4,459,668
                                                        ----------  -----------

Net Operating (Loss) Income                                352,766   (1,290,804)
                                                        ----------  -----------

Other Income (Expenses):
  Interest income                                           16,004       16,725
  Interest (expense)                                      (104,735)     (81,933)
  Other income (expense)                                   310,726       51,248
                                                        ----------  -----------
    Total Other Income (Expenses)                          221,995      (13,960)
                                                        ----------  -----------

Net Income (Loss) before (Provision)
  Credit for Income Taxes                                  574,761   (1,304,764)

(Provision) Credit for Income Taxes                            -            -
                                                        ----------  -----------

Net Income (Loss) to Common Stockholders                $  574,761  $(1,304,764)
                                                        ----------  -----------
                                                        ----------  -----------

Net Income (Loss) per Common Share                      $      .06  $      (.16)
                                                        ----------  -----------
                                                        ----------  -----------

Weighted Average Number of Common
Shares Outstanding
                                                         9,962,418    7,992,378
                                                        ----------  -----------
                                                        ----------  -----------


The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY


                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Six Months Ended
                                                            June 30
                                                   --------------------------
                                                       1997           1996
                                                   -----------    -----------
REVENUE:
  Sales                                            $ 4,885,596    $ 5,306,079
  Faire operating costs                              1,830,543      2,119,918
                                                   -----------    -----------
  Gross Profit                                       3,055,053      3,186,161
                                                   -----------    -----------

OPERATING EXPENSES:
  Salaries                                           2,019,519      2,189,322
  Depreciation and amortization                        343,570        266,233
  Goodwill Writedown                                                  380,000
  Advertising                                          693,991        892,634
  Other operating expenses                           1,398,753      2,216,164
                                                   -----------    -----------
    Total Operating Expenses                         4,455,833      5,944,353
                                                   -----------    -----------

Net Operating (Loss) Income                         (1,400,780)    (2,758,192)
                                                   -----------    -----------

Other Income (Expenses):
  Interest income                                       30,715         30,455
  Interest (expense)                                  (196,167)      (118,795)
  Other income (expense)                               312,634       (197,384)
                                                   -----------    -----------
    Total Other Income (Expenses)                      147,182       (285,724)
                                                   -----------    -----------

Net Income (Loss) before (Provision)
  Credit for Income Taxes                           (1,253,598)    (3,043,916)

(Provision) Credit for Income Taxes                        -          239,273
                                                   -----------    -----------

Net Income (Loss) to Common Stockholders           $(1,253,598)   $(2,804,643)
                                                   -----------    -----------
                                                   -----------    -----------

Net Income (Loss) per Common Share                 $      (.13)   $      (.34)
                                                   -----------    -----------
                                                   -----------    -----------

Weighted Average Number of Common
Shares Outstanding                                   9,531,581      8,186,540
                                                   -----------    -----------
                                                   -----------    -----------


The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                         STATEMENTS OF CASH FLOWS

                                                        Six Months ended
                                                            June 30,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------    -------------
Cash Flows from Operating Activities:
  Net income (Loss)                              $(1,253,598)    $ (2,804,643)
                                                 -----------     ------------
  Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                  343,570          589,294
      Gain (loss) on disposal of assets                1,363           23,488
      (Increase) decrease in:
      Stock subscription receivable                  133,749
      Inventory                                      (47,097)        (131,255)
      Receivables                                    (27,056)        (270,128)
      Prepaid expenses and other                    (608,273)        (308,319)
    Increase (decrease) in:
      Accounts payable and accrued expenses           26,707        1,660,419
      Unearned revenue and other                     122,043          119,615
                                                 -----------     ------------
          Total adjustments                          (54,994)       1,683,114
                                                 -----------     ------------

Net Cash Provided by Operating
  Activities                                      (1,308,592)      (1,121,529)
                                                 -----------     ------------
Cash Flows from Investing Activities:
  Investment in restricted cash                      (25,061)         (13,923)
  Acquisition of property and equipment             (229,999)      (2,430,241)
                                                 -----------     ------------
Net Cash (Used in) Investing Activities             (255,060)      (2,444,164)
                                                 -----------     ------------

Cash Flows from Financing Activities:
  Common stock issued and additional
    paid-in capital                                  978,539          533,430
  Proceeds from notes payable                      1,350,000        2,717,628
  Principal payments on notes payable               (354,594)         (72,320)
                                                 -----------     ------------
Net Cash Provided by Financing Activities          1,973,945        3,178,738
                                                 -----------     ------------

Net Increase (Decrease) in Cash                      410,293         (386,955)

Cash, beginning of period                            374,289          732,553
                                                 -----------     ------------
Cash, end of period                              $   784,582     $    345,598
                                                 -----------     ------------
                                                 -----------     ------------
Interest paid                                    $   196,167     $    117,886
                                                 -----------     ------------
                                                 -----------     ------------
Income tax paid                                  $      -        $       -
                                                 -----------     ------------
                                                 -----------     ------------

      The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION AND
                               CONSOLIDATED SUBSIDIARY

                           NOTES TO FINANCIAL STATEMENTS
                              June 30, 1997 (Unaudited)


1.   UNAUDITED STATEMENTS

     The balance sheet as of June 30, 1997, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 1997 and 1996, have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (Loss) per share is calculated by dividing the net income
(loss) to common stockholders by the weighted average number of common shares outstanding.

 3.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1997, the Company negotiated a sale and leaseback of its real properties in Wisconsin and Virginia. This transaction is expected to close prior to September 30, 1997. See the following discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 1996. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

The Company operates five Renaissance Faires in the United States and is engaged in a strategy to develop and acquire additional Renaissance Faires nationwide. The Company's newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project which was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. With its five faires currently drawing close to 750,000 visitors annually, the Company believes that it is the largest operator of Renaissance Faires and Renaissance entertainment events in the United States. The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, and a net loss of ($1,851,725) for the nine months ended December 31, 1996. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1997. The New York and Virginia Faires operated at a loss during 1996. In addition, the Virginia Faire, which ran from April 26, 1997 through June 8, 1997, operated at a loss in 1997. The Company believes both of these Faire's results were adversely affected in 1996 and the Virginia Faire in 1997 by unusually inclement weather in their respective areas. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a sufficient customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company has hired a new manager for this Faire and has introduced several new entertainment acts and implemented additional promotional efforts for this faire's 1997 season, which began on July 26, 1997 and will end on September 14, 1997.

The owner of the site for the Company's Northern California Faire is seeking to develop this site for commercial construction purposes, although the owner's efforts to do so are currently being blocked by pending litigation in which the use of the site for such purposes is being challenged. An extension of the lease for this site for the 1997 faire season has been obtained. While the Company is investigating new sites for the Northern California Faire, there can be no assurance that the Company will be able to secure a new site for this Faire for the 1998 or following faire seasons.

The Company is also considering relocation of its Southern California Faire. On November 4, 1996, the Company entered into a non-binding letter of intent with the owner of a site in Pomona, California, which contemplated that the Company would commence operation of the Southern California Faire at that site starting in 1998. Subsequent to the signing of the letter of intent, the owner of the current site for the Southern California Faire indicated that it was willing to enter into a long-term lease for the current site. The ability to enter into a long-term lease for this site increases its value to the Company, as the Company could construct temporary structures on the site and significantly reduce setup costs for the faire. As of the date of this report, the Company has not decided if it should enter into a long-term lease for the current site or relocate the Faire to the proposed site in Pomona. The Company estimates that the cost of the construction and relocation to the new site would be approximately $2,000,000.

The Company had a working capital deficit ($1,506,284) and ($885,556) as of December 31, and June 30, 1997, respectively. During the first five months of fiscal 1997, the Company obtained $1,350,000 of additional working capital. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues decreased  $445,360 or 8% from $5,316,083 in 1996 to $4,870,723 in
1997. This decrease was primarily the result of a decrease in revenues for the Virginia Faire of approximately $175,000 and a decrease in revenues for the Southern California Faire of approximately $260,000. The decreased revenues for the Virginia Faire were due to unusually inclement weather - six of the seven faire weekends had substantial rain which severely impacted attendance. The decreased revenues for the Southern California Faire were due to being open one less weekend in 1997 than in 1996. Although revenues were down in Virginia, the operating loss was reduced by approximately $190,000, from a loss of approximately $460,000 for the 1996 period to a loss of approximately $270,000 for the 1997 period, through expense control.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,748,935 or 39%, from $4,459,668 in 1996 to $2,710,733 in 1997.
The primary cause of this decrease was the inclusion in the second quarter of 1996 of six months of operating expense for the then newly acquired New York Faire. This unusual occurrence was the consequence of the exclusion from the quarter ended March 31, 1996 of the first calendar quarter results of that faire due to the use of the pooling of interest method of acquisition and the previous year end of March 31. Also, 1996 results included $380,000 of goodwill writedown and unusual expenses of a one time nature of approximately $400,000 applicable to the initial start-up of the Virginia Faire. Additionally, in 1996 the $349,000 rent for the Northern California Faire site was paid and expensed in the second quarter, whereas the rent for this site will be paid and expensed in the third quarter of 1997.

Of the operating expenses, salaries decreased 15%, from $1,472,431 in 1996 to $1,258,431 in 1997 for the reasons stated above. Advertising expense decreased $194,105, or 22%, from $875,601 in 1996 to $681,496 in 1997. This decrease was due to spending more in 1996 for advertising the first year of the Virginia Faire as well as the utilization of more cost efficient methods of advertising in 1997.

Depreciation and amortization decreased 54%, from $160,677 in 1996 to $73,929 in 1997. This decrease is primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) decreased $873,993 or 56%, from $1,570,959 in 1996 to $696,966 in
1997. Included in this decrease is the $400,000 of one-time expenses discussed above, incurred in 1996 in connection with the initial start-up of the Virginia Faire. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) increased to $1,643,570 from a loss of ($1,290,804) for the 1996 period to an income of $352,766 for the 1997 period.

A 28% increase in interest expense from $81,933 in 1996 to $104,735 in 1997 resulted from an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other income increased $259,478, from $51,248 in 1996 to $310,726 in 1997. The primary cause of this increase was the reversal in the second quarter of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter it became apparent that this site would not be available and that these costs would not be incurred. In addition, it is not possible at this time to determine what expenses may be incurred if the Company is required to find a new site for this Faire.

Combining net operating income with other income/expense resulted in a $1,879,525 increase in net income before taxes, from a loss of ($1,304,764) for the 1996 period to an income of $574,761 for the 1997 period.

Net income to common stockholders also increased $1,879,525, from a loss of ($1,304,764) for the 1996 period to income of $574,761 for the 1997 period. Finally, net income per common share increased from a loss of ($.16) for the 1996 period to an income of $.06 for the 1997 period, based on 7,992,378 weighted average shares outstanding during the 1996 period and 9,962,418 weighted average shares outstanding during the 1997 period.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues decreased  $420,483 or 8% from $5,306,079 in 1996 to $4,885,596 in
1997. This decrease was for the reasons described above in the three months comparison, as the Company has minimal revenues in the first three months of the year.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,488,520 or 25%, from $5,944,353 in 1996 to $4,455,833 in 1997.
The primary causes of this decrease were the $380,000 of goodwill writedown and unusual expenses of a one time nature of approximately $400,000 applicable to the initial start-up of the Virginia Faire included in 1996 results. Additionally, in 1996 the $349,000 rent for the Northern California Faire site was paid and expensed in the second quarter, whereas the rent for this site will be paid and expensed in the third quarter of 1997.

Of the operating expenses, salaries decreased 8%, from $2,189,322 in 1996 to $2,019,519 in 1997, reflecting a reduction of personnel for the 1997 period as compared to the 1996 period.

Advertising expense decreased $198,643, or 22%, from $892,634 in 1996 to $693,991 in 1997. This decrease was due to spending more in 1996 for advertising the first year of the Virginia Faire as well as the utilization of more cost efficient methods of advertising in 1997.

Depreciation and amortization increased 29%, from $266,233 in 1996 to $343,570 in 1997. This increase is primarily the result of depreciation on the approximately $4,000,000 invested in buildings and improvements to the Virginia property. This increase would have been greater had the Company not standardized the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) decreased $817,411 or 37%, from $2,216,164 in 1996 to $1,398,753 in
1997. Included in this decrease is the $400,000 of one-time expenses discussed above, incurred in 1996 in connection with the initial start-up of the Virginia Faire. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) increased $1,357,412 from a loss of ($2,758,192) for the 1996 period to a loss of ($1,400,780) for the 1997 period.

A 65% increase in interest expense from $118,795 in 1996 to $196,167 in 1997 resulted from an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other income/expense increased $513,018, from other expense of ($197,384) in 1996 to other income of $312,634 in 1997. The primary source of the other income in 1997 was the reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter it became apparent that this site would not be available and that these costs would not be incurred. In addition, it is not possible at this time to determine what expenses may be incurred if the Company is required to find a new site for this Faire. The primary source of the other expense in 1996 was the reversal of $200,000 of other income which had been erroneously recorded in 1995.

Combining net operating income with other income/expense resulted in a $1,790,318 increase in net income before taxes, from a loss of ($3,043,916) for the 1996 period to a loss of ($1,253,598) for the 1997 period.

As a result of operating losses for the entire fiscal year ended March 31, 1996 (the Company's fiscal year previously ended March 31), a refund of taxes paid in prior years was available in the 1996 period. This resulted in a credit to Income Taxes of $239,273 for the six months period ended June 30, 1996.

Net income to common stockholders increased $1,551,045, from a loss of ($2,804,643) for the 1996 period to a loss of ($1,253,598) for the 1997 period. Finally, net income per common share increased from a loss of ($.34) for the 1996 period to a loss of ($.13) for the 1997 period, based on 8,186,540 weighted average shares outstanding during the 1996 period and 9,531,581 weighted average shares outstanding during the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was narrowed during the six months ended June 30, 1997, from $1,506,284 at December 31, 1996 to $885,556 at June 30,
1997. This improvement resulted from a number of cost reductions implemented by management in order to reduce the Company's working capital requirements and the issuance of $1,000,000 of convertible debentures during the first five months of the year.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term bank lines of credit borrowings which was the maximum amount available under the lines and did not therefore have any unused credit available for the 1997 faire season. Subsequent to year end, the Company entered into an agreement with the banks which requires the Company to pay these lines from 1997 operations ($300,000 of which was paid in the six month period ended June 30, 1997, leaving a balance of $700,000). Since December 31, 1996, the Company has also raised $1,000,000 of working capital through the issuance of convertible debentures, of which $250,000 was issued to Charles S. Leavell, Chairman of the Board of Directors of the Company and the balance to Mr. Leavell's father and an unrelated party, and also raised $350,000 of working capital from the sale of convertible notes to a number of private investors. The debentures are secured by mortgages on the Company's Wisconsin and Virginia Faire sites, and the notes are secured by a mortgage on the Company's Wisconsin Faire site. The debentures are convertible into common stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's common stock, and the notes are convertible into common stock at the lesser of $1.75 per share or 50% of the fair market value for the Company's common stock. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's common stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's common stock.

Management believes that the Company should raise additional working capital
in order to more adequately fund its operations.   During July 1997, the
Company entered into a letter of intent for the sale/leaseback of its Wisconsin and Virginia Faire sites. The letter contemplates the sale of these properties at their approximate aggregate book value ($6,000,000) and the leaseback of the properties for a period of 20 years. Lease payments are scheduled to be $600,000 per year during each of the first two years, and increasing to $850,000 per year in years 13 through 20. The Company would have the right to reacquire the properties during the term of the lease at an aggregate price of $6,650,000 during the first three years, increasing to $7,350,000 during years 13 through 20. The sale/leaseback transaction further contemplates that the proceeds, minus a security deposit of $1,000,000, $500,000 of which is to be released in four years and the balance released in eight years, will be used to repay all outstanding indebtedness of the Company other than its trade payables, and that the purchasers of the property will be granted a six-year warrant representing the right to acquire an aggregate of 1,100,000 shares of the Company's common stock at an exercise price of $1 per share. The Company estimates that if the sale/leaseback transaction is completed as contemplated, it will increase the Company's working capital by approximately $2,000,000, which the Company believes would be adequate to fund working capital requirements through at least the fiscal year ending December 31, 1998. Such funds would not, however, be adequate to fund the relocation of the Company's Northern or Southern California Faires. The sale/leaseback transaction is scheduled to be completed prior to September 30, 1997. However, the letter of intent is non-binding and there can be no assurance that the transaction will be completed.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $931,451 at December 31, 1996 to $1,858,947 at June 30, 1997, an increase of $927,496 or
100%. Of these amounts, cash and cash equivalents increased from $374,289 at December 31, 1996 to $784,582 at June 30, 1997. Accounts receivable increased from $99,551 at December

31, 1996 to $126,607 at June 30, 1997. Prepaid expenses increased from $139,167 at December 31, 1996 to $715,966 at June 30, 1997. This is a normal condition, as these costs represent expenses incurred in advance, on behalf of the Bristol and New York Faires, which are expensed against operations once those Faires are operating.

Current liabilities increased from $2,437,735 at December 31, 1996 to $2,744,503 at June 30, 1997, an increase of $306,768 or 13%. This increase is due to increased indebtedness incurred to cover the Company's operating expenses during the first six months. The current portion of notes payable increased from $1,209,119 at December 31, 1996 to $1,365,338 at June 30, 1997,
primarily as the result of the issuance of $350,000 of secured notes as described above. This additional debt was partially offset by payment of $300,000 during the quarter on the Company's bank lines of credit. Of the $1,365,338, $700,000 was due to short-term borrowings on the bank lines of credit, which are to be repaid from operations prior to September 30, 1997, under the terms of an agreement with the banks. Unearned income, which consists of the sale of admission tickets to upcoming faires and deposits received from craft vendors for future faires, increased from $160,588 at December 31, 1996 to $284,430 at June 30, 1997.

Total assets increased from $9,872,349 at December 31, 1996 to $10,741,445 at June 30, 1997, an increase of $869,096 or 9%. Of this amount, the increase in current assets of $927,496 was partially offset by moderate decreases in the other non-current asset categories. Property, plant and equipment (net of depreciation) decreased by $79,597 or 1% from $7,176,755 at December 31, 1996 to $7,097,158 at June 30, 1997 as a result of depreciation of assets for the period. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $620,826 at December 31, 1996 to $595,488 at June 30, 1997 as the result of normal amortization. Other miscellaneous assets (organizational costs and vendor deposits) increased from $253,201 at December 31, 1996 to $274,675 at June 30, 1997.

Total liabilities increased from $4,816,897 at December 31, 1996 to $5,961,053 at June 30, 1997, an increase of $1,144,156 or 24%. Total liabilities at June 30, 1997 include $3,044,503 in current liabilities (discussed above), plus $3,181,174 from the long-term portion of the following bank loans: an $800,000 mortgage on the Bristol Faire property, a $1,500,000 mortgage on the Virginia Faire property, and a $250,000 loan for construction of vendor booths in Virginia.

Stockholders' Equity decreased from $5,055,452 at December 31, 1996 to $4,780,392 at June 30, 1997, a decrease of $275,060 or 5%. This decrease resulted from the net loss of ($1,253,598), partially offset by additional contributed capital received as the result of the exercise of 140,292 Class A Warrants at $2.00 per share, the exercise of 68,000 Class B Warrants at $2.625 per share, and the exercise of 111,716 employee stock options at prices ranging from $1.125 to $3.50 per share. As of June 30, 1997, the Company had outstanding 9,636,262 shares of common stock, 1,673,564 Class A Warrants representing the right to purchase common stock at $2.00 per share, and 1,981,966 Class B warrants representing the right to purchase common stock at $2.625 per share.

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

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company was not required to file report on Form 8-K during the quarter ended June 30, 1997.

          Exhibit 27.  Financial Data Schedule

                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RENAISSANCE ENTERTAINMENT CORPORATION



Dated:     8/18/97                   /S/ JAMES R. MCDONALD
                                   -------------------------------------------
                                   James R. McDonald, Chief Financial Officer