Form 10-K/A
period 1996-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 1997-10-29
CIK 838782

                                     FORM 10-K/A

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                    [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                          OR

                [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from April 1, 1996 to December 31, 1996

                            Commission file number 0-23782

                        RENAISSANCE ENTERTAINMENT CORPORATION

                           --------------------------------
             (Name of Small Business Issuer as Specified in its Charter)

               Colorado                                    84-1094630
-----------------------------------------         ---------------------------
(State or other jurisdiction                             I.R.S.  Employer
of incorporation or organization)                      Identification number

4410 Arapahoe Avenue, Suite 200, Boulder, Colorado          80303
-----------------------------------------------------   ---------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (303) 444-8273

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

                         DOCUMENTS INCORPORATED BY REFERENCE

None.


                                        PART I

                                  ITEM 1:  BUSINESS

OVERVIEW

Renaissance Entertainment Corporation operates five Renaissance Faires in the United States, and is engaged in a strategy to develop and acquire additional Renaissance Faires nationwide. The newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project which was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. With its five Faires currently drawing close to 750,000 visitors annually, the Company believes that it is the largest operator of Renaissance Faires and Renaissance entertainment events in the United States. The Renaissance entertainment industry consists of over 100 separate events of varying size with a Renaissance theme and has an estimated attendance in excess of 4,000,000 visitors annually.

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

     The following table shows the attendance, number of vendors and net operating income for the Company's faires during the 1996 and 1995 faire seasons.

                                       Approximate
                    Attendance      Number of Vendors   Net Operating Income
                -----------------   -----------------  ----------------------
                  1995     1996       1995    1996        1995       1996
               --------  --------   ------- ---------  ----------  ----------

Bristol        165,174   190,604     150     150       $422,544   $987,660
Northern CA    184,444   184,548     150     150              *    352,964
Southern CA    193,761   166,283     150     150              *    745,634
New York       114,403   150,773     100     100          9,179   (301,291)
Virginia             0    60,943       0      50             --   (644,813)
               -------   -------                     ---------- ----------
  Total        657,782   753,151                     $1,163,634 $1,140,154

------------
* Combined net operating income for the Northern and Southern California faires for the 1995 faire season was $731,911.


BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is conducted at the Kenosha, Wisconsin site owned by the Company. It has been in existence for 10 years. The Bristol Renaissance Faire is presented annually for nine weekends beginning the last weekend in June and ending the third weekend in August.

The Bristol Renaissance Faire was originally located on 80 acres. In May 1995, the Company purchased an adjacent 80 acres of real estate which in the past it had used under lease, for a purchase price of $850,000. See "Property." As the site of the Bristol Renaissance Faire is owned, the structures and improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops, which represent permanent improvements and value added to the Company's real estate.

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

The Northern California Faire is located on leased property in Novato, California. The lease is currently on a year-by-year basis. The rent was $350,000 in 1996 and is $300,000 for the 1997 Faire. The Company is investigating new sites for the Faire which, if acceptable and available, will not be available until at least 1998. The Company estimates that it will be required to spend from $800,000 to $1,300,000 for the investigation and development of a new site prior to the opening of the Faire at the site. Due to the time required to locate a site, obtain approval to hold a faire on the site and to prepare the site for a faire, the Company believes it will be difficult to hold this faire on a new site for the 1998 faire season.


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

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been conducted for the past 34 years in the Los Angeles metropolitan area. This Faire is held annually for eight weekends beginning the last week of April and ending Mid-June.

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

Although the Company has operated that Faire during the past three years at a profit, management believes that it will either have to relocate the Faire or obtain a long-term lease for the current faire site in order to improve its profitability in the future. On November 4, 1996, the Company entered into a non-binding letter of intent with the owner of a site in Pomona, California which contemplates that the Company will commence operation of the Southern California Faire at that site starting in 1998. The letter of intent calls for the Company to construct a new village for the Faire. The Company estimates that the cost of such construction would be approximately $2,000,000. The Company would need additional funds from one or more third parties to finance such construction. Following execution of the letter of intent, the owner of the current site for this faire indicated that it would be willing to enter into a long-term lease for the faire site. With a long-term lease, the Company would be able to make permanent improvements to the site and reduce its annual set-up cost for the faire. The Company has not, as of the date of this Prospectus, determined whether it should relocate this faire to the new proposed site in Pomona or enter into a long-term lease for the existing faire site.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and recreates a 16th century English country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear as well as other arts and crafts shows in the New York tri-state area. The Company issued 540,000 shares of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd. The Company valued this faire based on the Company's estimate of net operating income which could be achieved under the Company's management, the cost of developing a new faire in the New York metropolitan area and the benefits of having a renaissance faire in the greater New York metropolitan area. Since the faire was acquired during the 1996 faire season, the Company did not have a significant opportunity to affect the results of this faire during the 1996 faire season. A new manager has been hired for this faire and a number of new promotional activities and entertainment acts have been introduced during the 1997 faire season.

VIRGINIA RENAISSANCE FAIRE. The Company's newest Faire is located in Fredericksburg, Virginia on 250 acres of land purchased by the Company in July of 1995 for $925,000. Like the Bristol Faire, this is a permanent facility, which opened for business on May 4, 1996 and operated for seven weekends. All buildings on the property, including performance stages, restaurants, ale stands and craft shops, were designed in a unified style appropriate to the Renaissance period and were constructed by the Company during the year prior to opening. This is the first time the Company has developed a Faire on its own, since all other Faires owned by the Company represented acquisitions of existing businesses. The Virginia Faire, as is typical of new faires, operated at a loss in 1996, its first year of operation, and incurred an operating loss in the 1997 faire season. These losses may continue for one or more future faire seasons until the Company is able to establish a regular customer base and increase the awareness of the faire.

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

VENDORS

Approximately 13% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftsmen who sell food and crafts, and offer games and rides. During the 1996 faire season, there were approximately 150 vendors at each of the Bristol, Northern California and Southern California faires, 100 vendors at the New York faire and 50 vendors at the Virginia faire. Typically, there is little turnover in vendors from one faire season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular faire.

At the Bristol Renaissance Faire site, the vendors and craftsmen are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $900. Since the structures are permanent, once built they become the property of the Company and increase the value of the Company's asset at that location.

At the Virginia Renaissance Faire site, shops and booths are constructed by the vendors. All buildings so constructed become a permanent part of the Faire and are the property of the Company. All vendors at the Virginia Renaissance Faire pay the Company a fee of 6% to 15% of gross revenues.

At the Northern and Southern California Renaissance Pleasure Faires, craft shops and booths are owned by the vendors and transported onto the site for the duration of the Faire and then removed. In lieu of a flat fee to participate, vendors at the California Faires pay the Company a fee equal to 15% of their gross revenues.

The decision to charge a flat fee or a percentage of revenues is based on several factors, including the custom of a particular faire and the extent to which vendors must invest in the construction of their booths. The advantage to the Company of the flat fee method is that it is easier to monitor and is more predictable. The advantage to the Company of the percentage method is that the Company may participate to a greater extent as attendance at the faire increases. Vendors occupy their booths and shops pursuant to written lease agreements with the Company which have a term of one year, and require renewal by both the vendor and the Company each year. Under these agreements, each vendor agrees to indemnify and hold harmless the Company from any liability which may arise by virtue of the vendors' activities at the Faire.
Nevertheless, the Company maintains general public liability insurance which also provides coverage for such risks.

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the past two faire seasons from each of these activities.

                                            1995              1996
                                      ------------        ------------

Gate Admissions                       $ 6,143,974         $ 6,443,461
Beverage Revenue                        2,495,423           2,797,683
Parking Revenue                           833,342             808,008
Food Revenue                            1,125,489           1,328,339
Craft Fees                              1,072,043           1,319,805
Game Fees                                 133,327             224,542
Souvenir Revenue                          536,972             724,518
Sponsorship Fees                          121,540             230,020
Camping Fees                              173,688             241,084
Miscellaneous Fees                        171,819             436,117
                                      -----------         -----------
    Total                             $12,810,617         $14,553,577

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

CRAFT FEES. Each Faire has from 50 to 150 independent craft vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The glassblowers and lace-makers are generally very popular. The craft vendors in California pay the Company a fee of approximately 15% of their gross revenue. At the Bristol, New York and Virginia Faires, craft vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

GAME FEES. Many games and rides are operated by independent contractors. The Company receives 15% of the gross revenues from these games and rides.

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

SEASONALITY AND WEATHER

The Company generates its revenue primarily from the production of Renaissance Faires. Since, at this point, they are exclusively outdoor events, each Faire is scheduled for the time of year most likely to minimize the risks and hazards of inclement weather. With a total of five Faires in various U.S. locations, the Company has been able to extend the period of revenue generation from late April (the start of the Southern California and Virginia Faires) through early October (the end of the Northern California Faire), with the Bristol Renaissance Faire being held during July and August, and the New York Faire during August and September. The spread of Faires over a six-month period, and the geographic spread across the West coast, the East coast and the mid-West, helps to assure that inclement weather in one particular geographic area at any particular time does not adversely threaten the Company's entire source of revenue. It is normal, however, for adverse weather, or even the forecast of adverse weather, to harm the financial results during certain weekends of any particular Faire.

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

Each Faire is scheduled for a finite period which is determined substantially in advance in order to facilitate advertising and other promotional efforts. Since attendance at each Faire is dependent upon the weather, poor weather conditions can result in substantial declines in attendance and loss of revenues. The Bristol, New York and Virginia faires are open "rain or shine." The Northern and Southern California sites, which have temporary buildings, are closed on rain days. The Company is also vulnerable to severe climatic events which are similarly beyond its control but nevertheless could have a direct and material impact upon the Company's relative success or failure.

COMPETITION

As a promoter and operator of family entertainment events, the Company faces significant competition from other more traditional entertainment alternatives, including amusement parks, theme parks, local and county fairs, and specialty festivals. At each of the markets in which the Company competes, there are many entertainment events which compete for the consumers' entertainment dollars. Many of these entertainment events have attendance and revenues substantially greater than the Company's fairs in such markets. The Company competes on the basis of entertainment value and uniqueness of the Renaissance event. The Company emphasizes its fairs as an activity which appeals to the whole family.

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

PUBLIC LIABILITY AND INSURANCE

As a producer of public entertainment events, the Company has exposure for claims of personal injury and property damages suffered by visitors to the Company's Renaissance Faires. To date, however, the Company has experienced only minimum claims which have been resolved quickly without litigation. The Company maintains comprehensive public liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate, which it considers to be adequate against this exposure. Independent vendors operating food concessions, games and rides are required to obtain liability insurance protection, and to provide the Company with proof of such coverage.

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

EMPLOYEES

The Company presently has 16 full-time employees working in its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and part-time employees who are engaged during the Faire presentation. The Bristol Faire has 6 full-time employees, the California Faires have 12 full-time employees, the New York Faire has 6 full-time employees and the Virginia Faire has 6 full-time employees.

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

The Company owns approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The land is subject to mortgages in the original aggregate principal amount of $1.95 million. On April 11, 1997, the outstanding balance was $1.7 million, with $200,000 due on June 30, 1997, $250,000 due on July 31, 1997, $300,000 due on August 31, 1997, $100,000 due on
September 1, 1997, $150,000 due on September 30, 1997, $50,000 due on each of March 31, June 30 and September 30, 1998 and the balance of $550,000 due on December 31, 1998. The June 30, July 31, August 31, September 1 and September 30, 1997 payments have been made, leaving a balance owed at September 30, 1997 of $700,000. The interest rates for these mortgages are 2% per annum over the lenders prime rate.

The Company has leased the property where the Northern California Renaissance Pleasure Faire is held, located at 1410 Highway 37, Novato, California 94945. Office quarters for all California personnel is included in the overall lease covering the Faire site, which expires at the end of the 1997 faire season. See "Business--Existing Renaissance Faires and Sites--Northern California Renaissance Faire."

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. This lease expires December 31, 2000. The Company also leases offices in New York City.

On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. The funds for this purchase were provided from the proceeds of a sale of the Company's Common Stock early in 1995. This property houses the Virginia Renaissance Faire. The construction of the Faire was financed with a $1.5 million mortgage, repayable over 15 years at an initial interest rate of 8.65% annually, plus the use of corporate funds. The Company also borrowed $250,000 to finance the construction of buildings for crafts vendors, with repayment over five years at an interest rate of 9.5% annually.


                              ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. Two former employees are alleging wrongful termination.

              ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of the Stockholders of the Company was held on November 26, 1996. At that meeting, the following five directors, constituting all members of the Board of Directors, were elected.

                         VOTES CAST     VOTES CAST                    BROKER
NAME                        FOR           AGAINST   ABSTENTIONS     NON-VOTES
----                     ----------    -----------  -----------     ---------
Charles S. Leavell       3,492,895          (0-)     44,990          (0-)
Sanford L. Schwartz      3,492,895          (0-)     44,990          (0-)
Robert Geller            3,492,895          (0-)     44,990          (0-)
Gregg Adam Thaler        3,326,228          (0-)    211,657          (0-)
Dean Petkanas            3,326,228          (0-)    211,657          (0-)

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

CALENDAR YEARS ENDED DECEMBER 31                     HIGH           LOW
--------------------------------                     ----           ---
     1995
First Quarter ended March 31                        $4.50          $3.38
Second Quarter ended June 30                         4.88           3.63
Third Quarter ended September 30                     4.69           3.88
Fourth Quarter ended December 31                     6.44           4.00

     1996
First Quarter ended March 31                         7.19           5.19
Second Quarter ended June 30                         6.81           5.63
Third Quarter ended September 30                     7.00           5.25
Fourth Quarter ended December 31                     7.50           5.00

     1997
First Quarter ended March 31                         6.88           5.06

As of March 31, 1997, there were approximately 1,529 shareholders of record.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.


                           ITEM 6:  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report. Information is not provided for or at the end of fiscal 1993 as the financial statements for this period, which would be for a predecessor company, are not available to the Company. The information for fiscal 1993 would, as is the information for and at the end of fiscal 1994, be for only one of the Company's faires (the Bristol Renaissance Faire) and would not be, in the Company's opinion, material to an understanding of the Company's current financial information. The acquisition in 1996 of Creative Fairs Ltd. was accounted for as a pooling of interest. The income statement data for the nine months ended December 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. for the year ended December 31, 1996 and 1995 and accounts for the Company for the nine-month periods ended December 31, 1996 and 1995. The income statement data for the years ended March 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. for the two years ended December 31, 1995 and 1994 and the consolidated accounts of the Company for the years ended March 31, 1996 and 1995, respectively. The balance sheet data as of December 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. as of December 31, 1996 and December 31, 1995, respectively. The balance sheet data as of March 31, 1996 and 1995, also include the accounts of Creative Fairs Ltd. as of December 31, 1995 and 1994, respectively. The income statement data for the year ended March 31, 1994 and as of March 31, 1994 do not include information regarding Creative Fairs Ltd. as audited financial statements for periods prior to January 1, 1994 were not available to the Company.


                                                                        NINE MONTHS
                                             YEARS ENDED MARCH 31,    ENDED DECEMBER 31,
                                            -----------------------   ------------------
INCOME STATEMENT DATA                        1994    1995    1996      1995      1996
                                             ----    ----    ----      ----      ----
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue                                    $1,973  $12,540  $12,811  $10,470    $14,554
Gross Profit                                1,694    9,327    8,984    7,265      9,741
Net Operating Income (Loss)                   (39)     757   (1,475)     111     (1,753)
Net Income (Loss) After Taxes                 (98)     576   (1,274)     309     (1,852)
Net Income (Loss) to Common Shareholders      (98)     533   (1,274)     264     (1,852)
Net Income (Loss) Per Common Share           (.05)     .11     (.16)     .03       (.21)

Weighted Average Common Shares Outstanding  1,901    4,801    7,824    7,644      8,907





                                                   MARCH 31,              DECEMBER 31,
                                            -----------------------   ------------------
BALANCE SHEET DATA                           1994    1995    1996      1995      1996
                                             ----    ----    ----      ----      ----
(IN THOUSANDS)
Working capital (deficiency)              $  (524)  $3,123    $  15   $  768    $(1,506)
Total current assets                          167    4,012    2,120    1,308        931
Total assets                                1,257    6,853   10,433    8,226      9,872
Total current liabilities                     691      889    2,105      539      2,438
Long-term debt (less current maturities)      434      451    2,531      846      2,379
Stockholders' equity                          132    5,513    5,797    6,841      5,055


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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, and a net loss of ($1,851,725) for the nine months ended December 31, 1996. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1997. The New York and Virginia Faires operated at a loss during 1996. The Company believes both of these Faire's results were adversely affected by unusually inclement weather in their respective areas. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company has hired a new manager for this Faire and has introduced several new entertainment acts and implemented additional promotional efforts for this faire's 1997 season.

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

The Company is also considering relocation of its Southern California Faire. On November 4, 1996, the Company entered into a non-binding letter of intent with the owner of a site in Pomona, California, which contemplated that the Company would commence operation of the Southern California Faire at that site starting in 1998. Subsequent to the signing of the letter of intent, the owner of the current site for the Southern California Faire indicated that it was willing to enter into a long-term lease for the current site. The ability to enter into a long-term lease for this site increases its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the faire. As of the date of this report, the Company has not decided if it should enter into a long-term lease for the current site or relocate the Faire to the proposed site in Pomona. The Company estimates that the cost of the construction and relocation to the new site would be approximately $2,000,000.

The Company had a working capital deficit ($1,506,284) as of December 31, 1996. During the first five months of fiscal 1997, the Company obtained $1,350,000 of additional working capital. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

PROSPECTIVE INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the

Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

On June 21, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year from April 1 to March 31 to January 1 to December 31. As a result, the fiscal period ended December 31, 1996 is for a nine-month period, rather than for a full twelve months. In order to make the comparison of the fiscal period ended December 31, 1996 with the prior fiscal year more meaningful, the following discussion compares the results of operations for the fiscal period ended December 31, 1996 to the results of operations for the nine months ended December 31, 1995, rather than to the full fiscal year ended March 31, 1996. See "Selected Financial Data," for information regarding the unaudited results of operations for the nine months ended December 31, 1995, as well as information for the audited fiscal periods ended March 31, 1995 and 1996 and December 31, 1996.

The results of operations of the Company for the nine-month period ended December 31, 1996 reflect the nineteen-day run of the Southern California Faire, the eighteen-day run of the Wisconsin Faire, the fifteen-day run of the Northern California Faire, the seventeen-day run of the New York Faire and the fifteen-day run of the Virginia Faire. The comparable period of 1995 included the same number of days for the Southern California, Wisconsin, and Northern California Faires, but did not include the New York or Virginia Faires. The New York Faire was acquired on February 5, 1996, and although accounted for as a pooling of interest and therefore included in the Company's fiscal year ended March 31, 1996, due to the different fiscal periods for the Company and the New York Faire, the entire twelve-month results of operations for the New York Faire for the year ended December 31, 1995 (the New York Faire's fiscal period) were reflected in the Company's operating results for the January 1, 1996 through March 31, 1996 quarter (the Company's fiscal year end prior to its change on June 21, 1996) and not in the nine-month period ended December 31, 1995. The Virginia Renaissance Faire, which was under construction as of December 31, 1995, did not generate any revenues during the nine-month period ended December 31, 1995. Thus, these financial statements include the results of five operating faires for the period in 1996, but only three faires for the same period in 1995.

Revenue increased from $10,469,824 for the nine-month period ended December 31, 1995 to $14,553,577 for the nine-month period ended December 31, 1996, an increase of $4,083,753 or 39%. The increase in revenues resulted from the additional revenues of $949,304 and $2,360,941 for the Virginia and New York Faires, respectively, for the period ended December 31, 1996, as compared to the same period of 1995. The increased revenues from the new faires were partially offset by a decrease of approximately $500,000 in revenues for the Southern California Faire as compared to the same period of 1995. Management believes that unusually inclement weather in Virginia, New York and Southern California reduced the expected revenues from these faire operations. In addition, the Virginia Faire, as is typical of new faires, operated at a loss in 1996, its first year of operation, and is expected to incur an operating loss in the 1997 faire season. During the 1996 season the Bristol Renaissance Faire revenues increased approximately $500,000 over the 1995 season due, in part, to good weather during each of the nine weekends of this faire. This was the eighth consecutive year that attendance increased at the Bristol faire.

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

Operating expenses (year-round operating costs and corporate overhead) increased $4,340,783 or 61%, from $7,153,674 in 1995 to $11,494,457 in 1996. Of these amounts, salaries increased 34% from $3,030,208 in 1995 to $4,048,603 in 1996, representing the expansion of staffing levels resulting from the two additional faires. Depreciation and amortization expense increased 88% from $337,208 in 1995 to $633,819 in 1996. This increase is primarily the result of depreciation on the approximately $3,200,000 investment in buildings and improvements to the Virginia property, as well as the New York Faire, both of which were not included in the same period of 1995. Advertising expenditures increased 142% from $1,036,508 in 1995 to $2,511,973 in 1996, again reflecting the necessary advertising for the two additional faires as well as moderate increases in advertising and rates for the other three faires. Additionally, due to contracting out certain advertising activities previously done by faire personnel, additional advertising expenses of approximately $136,000 were charged to advertising expenses during the 1996 period.

The Company wrote down goodwill applicable to the Southern California Faire by $380,000 in 1996, based on this faire's disappointing performance over the past two operating seasons. The Company recognized as expense in the nine-month period ended December 31, 1996, $450,000 of costs originally expected to be incurred in 1997, which costs are the result of the decision made in 1996 to examine an alternative site for the Company's Northern California Faire. See "GENERAL" above regarding the possible relocation of the Northern California Faire.

Other operating expenses (all other general and administrative expenses of the Company) increased $720,808 or 26%, from $2,749,254 in 1995 to $3,470,062 in
1996. This increase is primarily the result of increased operating expenses (approximately $570,000) resulting from the two additional faires, and also greater overhead costs (approximately $100,000 in the aggregate) at each faire site plus an increase in other corporate activities (approximately $50,000) which support faire operations and pursue new ventures. As a result of the foregoing, net operating income (before interest charges and other income) decreased $1,864,495, from $110,999 in 1995 to a loss of $1,753,496 in 1996.

A 27% decrease in interest income from $94,090 in 1995 to $68,571 in 1996 resulted from a more than 40% decrease in the Company's cash balances during the 1996 period. A 153% increase in interest expense from $100,266 in 1995 to $253,740 in 1996 resulted from increases in the Company's borrowing levels throughout the 1996 period as compared to 1995. Combined net interest expense (interest expense less interest income) reflected an increase of $178,993 for the period, from $6,176 in 1995 to $185,169 in 1996. Miscellaneous expenses decreased from $224,612 in 1995 to $86,940 in 1996. Combining net operating income with other income resulted in a $2,161,159 decrease in net income before taxes, from income of $309,434 in the 1995 period to a loss of $1,851,725 in the 1996 period.

Although the Company incurred a net loss for the entire fiscal year ended March 31, 1996, for the nine-month period ended December 31, 1995, a provision for income tax in the amount of $45,470 was recorded. As a result of the Company's loss for the nine-month period ended December 31, 1996, no income tax expense was recorded.

Net income to common stockholders decreased $2,115,689, from $263,964 net income for the 1995 period to a loss of $1,851,725 for the 1996 period. Finally, net income per common share decreased from $0.03 during the 1995 period to a loss of $.21 for the 1996 period, based on 7,643,702 weighted average number of shares outstanding during the 1995 period and 8,907,049 weighted average number of shares outstanding during the 1996 period.

MARCH 31 FISCAL 1996 COMPARED TO FISCAL 1995

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

Operating expenses (year-round operating costs and corporate overhead) increased $1,888,568 or 22%, from $8,570,320 for fiscal 1995 to $10,458,888 for fiscal
1996. Of these amounts, salaries increased 17% from $3,474,799 in fiscal 1995 to $4,082,271 in fiscal 1996, representing a modest expansion of staffing levels Company wide. Depreciation and amortization expense increased 42% from $351,215 in fiscal 1995 to $500,203 in fiscal 1996. This increase is largely the result of the Company's increased investment in property and equipment for the expanded Wisconsin Faire, as well as investment in furniture and equipment for the corporate office, which moved to new quarters in April 1995. The approximately $3,200,000 investment in buildings and improvements to the Virginia property were not subject to depreciation in fiscal 1996, because at March 31, 1996 the Virginia Faire had not yet opened. Under accounting rules those assets (categorized on the balance sheet as construction-in-progress) were not yet depreciable. Advertising expenditures increased 28% from $1,211,798 in fiscal 1995 to $1,546,701 in fiscal 1996.

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

Net income to common stockholders decreased $1,806,980, from $533,309 in fiscal 1995 to a loss of $1,273,671 for fiscal 1996. Net income to common stockholders for fiscal 1995 is net of $43,115 paid in dividends on preferred stock. The Company's preferred stock was fully redeemed on January 27, 1995 in conjunction with the public offering, and there has been no preferred stock outstanding since that date. Finally, net income per common share decreased from $0.11 during fiscal 1995 to a loss of $0.16 during fiscal 1996, based on 4,801,044 weighted average number of shares outstanding during fiscal 1995 and 7,824,182 weighted average number of shares outstanding during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The most significant events of the past year were the purchase of Creative Faires, Ltd. (owner of the New York Renaissance Faire), the completion of construction of the Virginia Renaissance Faire and the first year of operations of those two faires under the Company's ownership and management. As a result of significant cost overruns in the construction of the Virginia Faire due to extremely inclement weather during the construction period, overall disappointing results from faire operations in 1996 and certain corporate overhead expenses, the Company's working capital decreased from $15,023 at March 31, 1996 to a working capital deficit of ($1,506,284) at December 31, 1996. In order to reduce the Company's working capital requirements, management has implemented a number of cost reductions which it estimates will reduce operating expenses during the fiscal year ending December 31, 1997.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term bank lines of credit borrowings which was the maximum amount available under the lines and did not therefore have any unused credit available for the 1997 faire season. Subsequent to year end, the Company entered into an agreement with the banks which requires the Company to pay these lines from 1997 operations ($300,000 of which was paid in the six-month period ended June 30, 1997, leaving a balance of $700,000). Since December 31, 1996, the Company has also raised $1,000,000 of working capital through the issuance of convertible debentures, of which $250,000 was issued to Charles S. Leavell, Chairman of the Board of Directors of the Company and the balance to Mr. Leavell's father and an unrelated party, and also raised $350,000 of working capital from the sale in April 1997 of the Notes to a number of private investors. The debentures are secured by mortgages on the Company's Wisconsin and Virginia Faire sites, and the Notes are secured by a mortgage on the Company's Wisconsin Faire site. The debentures are convertible into Common Stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's Common Stock, and the Notes are convertible into Common Stock at the lesser of $1.75 per share or 50% of the fair market value for the Company's Common Stock. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's Common Stock. In addition, management believes that the Company should raise additional working capital in order to more adequately fund its operations. The Company is pursuing various funding alternatives. However, there can be no assurance that such funds will be available to the Company or, if available, available on terms acceptable to the Company.

Although inflation can potentially have an effect on financial results, during 1996 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

Reviewing the change in financial position over the previous year, current assets, largely comprised of cash and prepaid expenses, decreased from $2,119,867 at March 31, 1996 to $931,451 at December 31, 1996, a decrease of
$1,188,416 or 56%. Of those amounts, cash and cash equivalents decreased from $631,063 at March 31, 1996 to $374,289 at December 31, 1996, due to cash outflow from operations during the year. Accounts receivable increased from $69,434 at March 31, 1996 to $99,551 at December 31, 1996. Inventory, comprised of merchandise sold at the faires and various food and beverage supplies, increased from $116,221 at March 31, 1996 to $184,695 at December 31, 1996, largely reflecting merchandise remaining from the previous season and the purchase of new products for upcoming faires. Prepaid expenses decreased from $979,769 at March 31, 1996 to $139,167 at December 31, 1996. These costs represent expenses incurred on behalf of the Southern California and Virginia Faires, which are expensed once those faires are operating.

Current liabilities increased from $2,104,844 at March 31, 1996 to $2,437,735 at December 31, 1996, an increase of $332,891 or 16%. This increase is largely due to construction spending on the Virginia Faire and operation of the two additional faires. Accounts payable and accrued expenses decreased from $1,181,090 at March 31, 1996 to $1,068,028 at December 31, 1996, a decrease of
$113,062 or 10%. The current portion of notes payable increased from $437,956 at March 31, 1996 to $1,209,119 at December 31, 1996, primarily due to short-term borrowings on two lines of credit in 1996. Unearned income, which consists of the sale of admission tickets to upcoming faires and deposits received from craft vendors for future faires, decreased from $485,798 at March 31, 1996 to $160,588 at December 31, 1996. This decrease reflects the seasonality of the Company's business. March 31 is only a few weeks before the opening of the first two faires of the faire season, whereas December 31 is more than 14 weeks before the opening of the next faire season.

Total assets decreased from $10,433,469 at March 31, 1996 to $9,872,349 at December 31, 1996, a decrease of $561,120 or 5%. Of those amounts, property and equipment (net of depreciation) increased 39% from $5,156,217 at March 31, 1996 to $7,176,755 at December 31, 1996. Most of this increase was the result of the purchase of the New York Faire and the completion of the construction of the Virginia Faire. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $1,046,285 at March 31, 1996 to $620,826 at December 31, 1996. This was primarily due to the Company writing down this account by an additional $380,000 as the result of two consecutive years of disappointing performance for the Southern California Faire. Other miscellaneous assets (organizational costs and vendor deposits) increased from $121,909 at March 31, 1996 to $208,201 at December 31, 1996.

Total liabilities increased from $4,636,031 at March 31, 1996 to $4,816,897 at December 31, 1996. This increase is primarily due to increased borrowings required to fund the Company's losses. Total liabilities at December 31, 1996 include $2,437,735 in current liabilities (discussed above), plus $2,341,987 from the long-term portion of the following bank loans: an $800,000 mortgage on the Bristol Faire property, a $1,500,000 mortgage on the Virginia Faire property, and a $250,000 loan for construction of vendor booths in Virginia.

Stockholders' Equity decreased from $5,797,438 at March 31, 1996 to $5,055,452 at December 31, 1996, a decrease of $741,986 or 13%. This decrease resulted from the net loss of $1,851,725, partially offset by additional contributed capital received as the result of the exercise of 125,328 Class A Warrants at $2.00 per share; the exercise of 34,000 Class B Warrants at $2.625 per share; and the exercise of 324,998 employee stock options at prices ranging from $1.125 to $3.50 per share. As of December 31, 1996, the Company had outstanding 9,233,772 shares of common stock, 1,813,856 Class A Warrants representing the right to purchase common stock at $2.00 per share, and 2,049,966 Class B Warrants representing the right to purchase common stock at $2.625 per share.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997. See Item 1 - Business for a discussion of the Company's possible need to find new sites for its Southern and Northern California faires.

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


                ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


               ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

NAME(1)            AGE  POSITION                                     SINCE
-------            ---  --------                                     -----

Charles S. Leavell  55   Chairman of the Board of Directors &         1993
                         Chief Executive Officer

Sanford L. Schwartz 47   Director                                     1993

Robert M. Geller    44   Director                                     1994

Gregg Adam Thaler   31   Director                                     1996

Dean Petkanas       33   Director                                     1996

J. Stanley Gilbert  59   President and Chief Operating Officer         --

James R. McDonald   51   Chief Financial Officer                       --

Howard Hamburg      60   Vice President                                --

Kevin Patterson     36   Vice President                                --

Gloria Constantin   46   Secretary                                     --

Sue Brophy          41   Controller                                    --

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

JAMES R. MCDONALD became Chief Financial Officer of the Company in November of 1996. From August of 1996 until October of 1996, he served as Chief Financial Officer of Mountain Solutions, a personal communications services company. From January of 1994 until August of 1996, Mr. McDonald was Controller of Omnipoint Corporation, another personal communications services company. Mr. McDonald was also a principal of James R. McDonald, CPA, from August of 1991 until December 1993. Mr. McDonald received a Bachelor of Science degree in Accounting from California State University at Fullerton in 1978, and a Masters of Business Administration in Finance from Loyola University of Chicago in 1980.

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

                                       TABLE I

                              SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
                                                                ---------------------------------------
                                    Annual Compensation              Awards             Payouts
                                ----------------------------    -------------------  ------------------
                                                      Other
                                                      Annual   Restricted             LTIP    All Other
Name and                                              Compen-    Stock               Options/ Compens-
Principal                        Salary       Bonus   sation    Award(s)              Payouts  ation
Position                 Year     ($)          ($)    ($)(1)      ($)       SARs       ($)      ($)
-------------------------------------------------------------------------------------------------------
Charles S. Leavell
Chairman,               D1996      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)
CEO and                 M1996      (0-)      (0-)   $48,000(1)   (0-)      (0-)      (0-)      (0-)
President               M1995  $ 92,000  $ 23,984      (0-)      (0-)      (0-)      (0-)      (0-)

Miles Silverman,
CEO                     D1996  $ 95,147      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)
President               M1996  $131,442      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)
                        M1995  $ 80,000  $ 28,894      (0-)      (0-)    80,000      (0-)      (0-)

Howard Hamburg,
COO,VP                  D1996  $ 78,182      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)
                        M1996  $114,392      (0-)      (0-)      (0-)      (0-)      (0-)      (0-)
                        M1995  $ 84,359      (0-)      (0-)      (0-)    30,000      (0-)      (0-)



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


OPTIONS GRANTED DURING FISCAL 1996

During the Company's fiscal period ended December 31, 1996, no options were granted to Named Executive Officers.


AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1996. The Company does not have any outstanding stock appreciation rights.

                                               Value of Number of  Unexercised
                                                    Unexercised   In-the-Money
                                                Option/SARs at     Option/SARs
                                        Value       FY-end(#)    at FY-End($)(1)
                      Shares Acquired  Realized    Exercisable/   Exercisable/
Name                     on Exercise(#)   ($)    Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Charles S. Leavell         (0-)          $-0-        0/0            $0/$0
Miles Silverman            (0-)          $-0-        0/0            $0/$0
Howard Hamburg             (0-)          $-0-  84,266/30,000   $296,502/$67,500

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

BARBARA HOPE. On February 5, 1996, the Company entered into an Employment Agreement with Ms. Hope as an officer of Creative Faires, Ltd. in connection with the acquisition of Creative Faires, Ltd. The Agreement has a term of two years, subject to termination only for cause, and provides for a base salary of $100,000, with bonuses and salary increases payable at the discretion of the Company. Ms. Hope and Mr. Gaiti are in charge of the Company's faire merchandise program.

DONALD C. GAITI. On February 5, 1996, the Company entered into an Employment Agreement with Mr. Gaiti as an officer of Creative Faires, Ltd. in connection with the acquisition of Creative Faires, Ltd. The Agreement has a term of two years, subject to termination only for cause, and provides for a base salary of $100,000, with bonuses and salary increases payable at the discretion of the Company. Ms. Hope and Mr. Gaiti are in charge of the Company's faire merchandise program.

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


       ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 26, 1997, by:(i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                            Percent of
Of Beneficial Owner                Number of Shares         Class (1)
-----------------------------------------------------------------------
Charles S. Leavell
1881 Ninth Street, Suite 319
Boulder, Colorado 80302                 1,399,374 (2)            12.9%

Robert M. Geller
1402 Kalmia
Boulder, Colorado 80304                   226,666 (3)             2.1%

Sanford L. Schwartz
5353 Manhattan Circle, #201
Boulder, Colorado 80303                    17,350 (4)              *

Gregg Adam Thaler
909 Third Avenue; 7th Floor
New York, NY 10022                             0                   *

Dean Petkanas
100 Store Hill Road
Old Westbury, NY 11568                         0                   *

All Directors & Officers as a
Group (Five [5] Persons)                2,920,130 (5)             27%


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

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE DEBENTURES

During May 1997, the Company raised $1,000,000 through the issuance of convertible debentures, of which $250,000 principal amount was issued to Charles
S. Leavell, Chairman of the Board of Directors of the Company, and the balance to Mr. Leavell's father and an unrelated party. The investments by Mr. Leavell and his father were made through the conversion of short-term loans they had made to the Company earlier in fiscal 1997. The debentures are secured by mortgages on the Company's Wisconsin and Virginia faire sites and are convertible into Common Stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's Common Stock at the time of conversion. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's Common Stock at the date of exercise of the warrants.

CBSI CONSULTATION AGREEMENT

Sanford L. Schwartz was elected to serve as a member of the Company's Board of Directors in April, 1993. Mr. Schwartz is President, Director and a principal stockholder of Creative Business Strategies, Inc., ("CBSI"), a business consulting firm. The Company had a Consultation Agreement with CBSI which expired December 31, 1996, pursuant to which CBSI performed financial and public relations services for the Company and assisted the Company in the evaluation of acquisition candidates, including Creative Faires, Ltd. In consideration of those services, the Company paid CBSI a fee of $4,500 per month and $200 per hour for services rendered in excess of 20 days per month. A total of $36,000 was paid to CBSI during the nine months ended December 31, 1996, pursuant this agreement.

CREATIVE FAIRES, LTD. AGREEMENT

On February 5, 1996, the Company, its newly-created and wholly-owned subsidiary Cfaires Acquisition Corp., Creative Faires, Ltd., and Barbara Hope and Donald C. Gaiti, the sole shareholders of Creative Faires, Ltd., entered into an Agreement and Plan of Merger pursuant to which Cfaires Acquisition Corp. was merged with and into Creative Faires, Ltd. In connection with the merger, Ms. Hope and Mr. Gaiti who are married to each other, received an aggregate of 540,000 shares of the Company's Common Stock, and the Company became the sole shareholder of Creative Faires, Ltd. The Company also agreed to employ Mr. Gaiti and Ms. Hope as officers of Creative Faires, Ltd. for two-year periods. The market value for the 540,000 shares of Common Stock at the time of the transaction was $3,071,250. The shares were "restricted" shares as defined in Rule 144 promulgated by the Securities and Exchange Commission.

The Company believes that the foregoing transactions were on terms as favorable to the Company as could have been obtained from non-affiliated parties.


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

** Filed with Form 10-K for the transition period ended December 31, 1996, filed on April 15, 1997.

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

                                   RENAISSANCE ENTERTAINMENT CORPORATION


Date:  October 28, 1997
                                   /S/ James R. McDonald
                                   --------------------------------------
                                   James R. McDonald, Chief Financial Officer

                       RENAISSANCE ENTERTAINMENT CORPORATION
                            AND CONSOLIDATED SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Report of Independent Certified Public Accountants                  F-2

Audited Financial Statements:

        Consolidated Balance Sheets                                 F-3

        Consolidated Statements of Operations                       F-5

        Consolidated Statement of Changes in Stockholders' Equity   F-6

        Consolidated Statement of Cash Flows                        F-8

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





Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

March 31, 1997

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET

                                        ASSETS

                                                      March 31,   December 31,
                                                        1996           1996
                                                   -------------   ------------
Current Assets:
    Cash and equivalents                          $    631,063    $    374,289
    Income tax refunds receivable (Note 6)             323,380               -
    Stock subscription receivable (Note 13)                  -         133,749
    Accounts receivable, net of allowance
     for doubtful accounts of $8,341                    69,434          99,551
    Inventory, at lower of cost or market              116,221         184,695
    Prepaid expenses and other current assets          979,769         139,167
                                                  -------------    -----------
  Total Current Assets                               2,119,867         931,451

    Property and equipment, net of accumulated
      depreciation of $1,372,060 and $1,982,765
      at March 31, 1996 and December 31, 1996
      respectively (Note 7)                          5,156,217       7,176,755
    Construction in progress                         1,080,895               -
    Goodwill, net of accumulated amortization
      of $160,960 and $206,410 at March 31,
      1996 and December 31, 1996
      respectively (Note 5)                          1,046,285         620,826
    Covenant not to compete, net of
      accumulated amortization of $40,000
      and $55,000 at March 31, 1996 and
      December 31, 1996 respectively (Note 5)           60,000          45,000
    Restricted cash (Note 11)                          848,296         890,116
    Other assets                                       121,909         208,201
                                                  -------------    -----------
Total Assets                                      $ 10,433,469     $ 9,872,349
                                                  -------------    -----------
                                                  -------------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,    December 31,
Current Liabilities:                                  1996            1996
                                                  -------------    -----------

    Accounts payable and accrued expenses         $  1,181,090    $  1,068,028
    Notes payable, current portion (Note 3)            437,956       1,209,119
    Unearned income                                    485,798         160,588
                                                  -------------    -----------
  Total Current Liabilities                          2,104,844       2,437,735

    Notes payable, net of current
     portion (Note 3)                                2,531,187       2,341,987
    Other                                                    -          37,175
                                                  -------------    -----------
  Total Liabilities                                  4,636,031       4,816,897
                                                  -------------    -----------

    Commitments (Notes 3, 4, 8 and 12)                       -               -

Stockholders' Equity (Notes 2, 8, 10, 12 and 13):
    Preferred stock, $1.00 par value, 1,000,000
      shares authorized, none issued and
      outstanding                                            -               -

    Common stock, $.03 par value, 50,000,000
      shares authorized, 8,721,706 and
      9,233,772 issued and outstanding
      at March 31, 1996 and December 31, 1996
      respectively                                     261,652         277,013
    Additional paid-in capital                       6,977,256       8,071,634

 Accumulated (deficit)                              (1,441,470)     (3,293,195)
                                                  -------------    -----------
  Total Stockholders' Equity                         5,797,438       5,055,452
                                                  -------------    -----------

Total Liabilities and Stockholders' Equity        $ 10,433,469     $ 9,872,349
                                                  -------------    -----------
                                                  -------------    -----------

The accompanying notes are an integral part of the financial statements.

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended                       Nine Month Period Ended
                                              ----------------------------------   -------------------------------------
REVENUE:                                     March 31, 1995      March 31, 1996   December 31, 1995   December 31, 1996
                                             --------------      --------------   -----------------   -----------------
                                                                                         (Unaudited)
  Sales                                         $12,539,653         $12,810,617         $10,469,824         $14,553,577
  Faire operating costs                           3,212,491           3,826,868           3,205,152           4,812,616
                                                -----------         -----------         -----------         -----------
  Gross Profit                                    9,327,162           8,983,749           7,264,672           9,740,961
                                                -----------         -----------         -----------         -----------

OPERATING EXPENSES:
  Salaries and wages                              3,474,799           4,082,271           3,030,205           4,048,603
  Depreciation and amortization                     351,215             500,203             337,708             633,819
  Advertising                                     1,211,798           1,546,701           1,036,508           2,511,973
  Other operating expenses                        3,532,508           4,329,713           2,749,254           4,300,062
                                                -----------         -----------         -----------         -----------
  Total Operating Expenses                        8,570,320          10,458,888           7,153,674          11,494,457
                                                -----------         -----------         -----------         -----------

Net Operating Income (Loss)                         756,842          (1,475,139)            110,999          (1,753,496)
                                                -----------         -----------         -----------         -----------

Other Income (Expenses):
  Interest income                                    48,312             109,652              94,090              68,571
  Interest (expense)                                (53,223)           (138,036)           (100,266)           (253,740)
  Other income (expense)                            (28,327)            (36,049)            204,612             (98,229)
                                                -----------         -----------         -----------         -----------
  Total Other Income (expenses)                     (33,418)              7,665             198,436             (98,229)
                                                -----------         -----------         -----------         -----------

Net Income (Loss) before (Provision)
Credit for Income Taxes                             723,424          (1,467,474)            309,434          (1,851,725)

(Provision) Credit for Income Taxes                (147,000)            193,803              45,470
                                                -----------         -----------         -----------         -----------

Net Income (Loss)                                   576,424          (1,273,671)            263,964          (1,851,725)
                                                -----------         -----------         -----------         -----------

Dividends on Preferred Stock                        (43,115)
                                                -----------         -----------         -----------         -----------

Net Income (Loss) to Common
Stockholders                                    $   533,309         $(1,273,671)        $   263,964         $(1,851,725)
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------

Net Income (Loss) per Common Share              $       .11         $      (.16)        $       .03         $      (.21)
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------

Weighted Average Number of Shares
Outstanding                                       4,801,044           7,824,182           7,643,702           8,907,049
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------

The accompanying notes are an integral part of the financial statements.


                                           RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     From March 31, 1994 through December 31, 1996

                                                          Common Stock
                                                  ------------------------- Additional Paid-in  Accumulated
                                                     Shares         Amount       Capital         (Deficit)         Total
                                                 ----------      ---------     ----------       -----------     ----------
Balance, March 31, 1994                           3,204,356      $  96,130     $  966,585       $  (701,108)    $  361,607

Common stock issued, acquisition of assets        1,136,666         34,100        498,711                --        532,811

Common stock issued, private placements             800,000         24,000        216,000                --        240,000

Common stock issued, services                       133,384          4,002        120,998                --        125,000

Common stock issued, public offering, net of
offering costs of $646,056                        2,070,000         62,100      2,914,344                --      2,976,444

Common stock issued in exchange for preferred
stock issued                                        583,334         17,500        794,695                --        812,195

Preferred dividends                                      --             --             --           (43,115)       (43,115)

Net income for the year ended March 31, 1995             --             --             --           576,424        576,424
                                                 ----------      ---------     ----------       -----------     ----------

Balance March 31, 1995                            7,927,740        237,832      5,511,333          (167,799)     5,581,366

Treasury stock acquired in cashless transaction
and retired                                         (20,626)          (618)       (81,886)               --        (82,504)

Cashless exercise of stock option                    66,666          2,000         80,504                --         82,504

Common stock issued for cash                        678,200         20,346      1,334,402                --      1,354,748

Exercise of stock options                            69,726          2,092        132,903                --        134,995

Net Loss for the year ended March 31, 1996               --             --             --        (1,273,671)    (1,273,671)
                                                 ----------      ---------     ----------       -----------     ----------

Balance March 31, 1996                            8,721,706        261,652      6,977,256        (1,441,470)     5,797,438

Exercise of Class A warrants at $2.00 per share     125,328          3,760        246,896                --        250,656

Exercise of Class B warrants at $2.63 per share      34,000          1,020         88,230                --         89,250

Exercise of stock options                           324,998          9,749        610,224                --        619,973




Issuance of stock for services                       27,740            832        151,118                --        151,950

Fees incurred in connection with exercising
warrants                                                 --             --         (2,090)               --         (2,090)

Net loss for the nine month period ended
December 31, 1996                                        --             --             --        (1,851,725)    (1,851,725)
                                                 ----------      ---------     ----------       -----------     ----------

Balance December 31, 1996                        $9,233,772      $ 277,013     $8,071,634       $(3,293,195)    $5,055,452
                                                 ----------      ---------     ----------       -----------     ----------
                                                 ----------      ---------     ----------       -----------     ----------

The accompanying notes are an integral part of the financial statements.

                        RENAISSANCE ENTERTAINMENT CORPORATION
                              AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                            Year Ended                          Nine Months Ended
                                              ----------------------------------   -------------------------------------
                                             March 31, 1995      March 31, 1996   December 31, 1995   December 31, 1996
                                             --------------      --------------   -----------------   -----------------
                                                                                      (Unaudited)
Cash Flows from Operating Activities:            $  576,424         $(1,273,671)         $  263,964         $(1,851,725)
  Net Income (loss)                                      --                  --                  --                  --
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                   351,214             500,200             337,708             633,819
    Impairment of goodwill                               --                  --                  --             380,000
    Stock issued for services                       125,000                  --                  --             151,950
    (Increase) decrease in:
       Income tax refund receivable                      --            (323,380)                 --             323,380
       Accounts receivable                          (50,124)            (19,310)           (178,844)           (163,866)
       Prepaid expenses                            (570,332)           (396,276)            291,995             840,602
       Inventory                                    (82,900)            (33,321)            (13,134)            (68,474)
       Other assets                                 (49,657)            (38,811)                 --             (86,292)
    Increase (decrease) in:
       Income taxes payable                          48,175             (48,175)            (25,738)                 --
       Accounts payable and accrued
       expenses                                     274,940             742,368            (117,449)           (113,062)
       Unearned revenue and other                   322,083              42,681            (313,197)           (294,030)
                                                 ----------          ----------          ----------          ----------
Net Cash Provided by Operating
 Activities                                         946,823            (847,695)            245,305            (247,698)
                                                 ----------          ----------          ----------          ----------
Cash Flows from Investing Activities:
  Investment in restricted cash                          --            (848,296)           (846,449)            (41,820)
  Repayment of advances                             351,150                  --                  --                  --
  Acquisition and construction of
  property and equipment, goodwill
  and covenant note to compete                     (896,551)         (4,920,023)         (3,490,356)         (1,507,008)
Net Cash (Used in) Investing Activities            (545,401)         (5,768,319)         (4,336,775)         (1,548,828)
Cash Flows from Financing Activities:
  Common stock issued and additional
  paid-in capital                                 3,278,450           1,489,743           1,100,908             957,789
  Preferred dividends paid                          (43,115)                 --                  --                  --
  Advances from officers                             60,500                  --                  --                  --
  Proceeds from notes payable                            --           3,053,989           1,068,729           1,000,000
  Principal payments on notes payable              (438,793)           (595,400)           (593,340)           (418,037)
  Other                                                  --                  --             (36,458)                 --
                                                 ----------          ----------          ----------          ----------
Net Cash Provided by (Used in)
 Financing Activities                             2,857,042           3,948,332           1,539,839           1,539,752
                                                 ----------          ----------          ----------          ----------
Net Increase (Decrease) in Cash                   3,258,464          (2,667,682)         (2,551,631)           (256,774)
Cash beginning of period                             40,281           3,298,745           3,296,652             631,063
                                                 ----------          ----------          ----------          ----------
Cash, end of period                              $3,298,745          $  631,063          $  745,021          $  374,289
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------
Interest paid                                    $   54,506          $  112,248          $  100,267          $  268,605
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------
Income tax paid                                  $   98,825          $  237,752          $  129,577          $       --
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------
Cashless exercise of stock option                $       --          $   82,504          $   82,504          $       --
                                                 ----------          ----------          ----------          ----------
                                                 ----------          ----------          ----------          ----------

Note: The Company issued common and preferred stock for assets totaling $1,408,000 during the year ended March 31, 1995. During the year ended March 31, 1996 the Company issued 540,000 shares of its common stock to consummate the business combination with CFL, which was accounted for as a pooling of interests, effective for the fiscal year ended March 31, 1995. The accompanying notes are an integral part of the financial statements.

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

    (a)  GENERAL

    REC was incorporated under the laws of the State of Colorado on June 24, 1988. On April 6, 1993, REC acquired one hundred percent of the common stock of Ellora Corporation, a Wisconsin corporation which owned and operated the Bristol Renaissance Faire located in Kenosha, Wisconsin. In the acquisition, REC issued a total of 1,784,800 shares of common stock to the shareholders of Ellora Corporation, representing ninety-one percent of the total issued and outstanding shares of REC following the exchange. The acquisition was accounted for as a reverse acquisition since the controlling shareholders of Ellora became the controlling shareholders of REC. During the year ended March 31, 1994 REC formed a wholly-owned subsidiary called Heroes and Villains, Ltd. This entity was formed to provide entertainment services and had limited activity during the year. During February, 1994 REC formed Renaissance Pleasure Faires, Inc. (RPFI) for the purpose of acquiring the assets and the business of two Renaissance Faires in California. In connection with this acquisition and the formation of RPFI, the Company issued 1,136,666 shares of its common stock and 875,000 shares of Series A Convertible Preferred Voting Stock and assumed certain liabilities and guaranteed certain lease obligations of the seller. The preferred shares were later exchanged for common stock. Of the common shares issued, 524,000 common shares were issued to the seller and 612,666 common shares were issued to shareholders of Western Renaissance Fair Presentation, Inc. (Western) a newly formed California corporation, formed for the purpose of providing management services to operators of renaissance festivals.

    Western was owned by certain employees of the seller. Subsequent to its acquisition,

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (a)  GENERAL

    Western was merged into a subsidiary of REC. For accounting purposes, the acquisition of the California Faires net assets and business and the acquisition of Western was treated as one combined acquisition with the excess of cost over fair value of net assets acquired accounted for as goodwill. The preferred shares had an annual 6% dividend provision payable monthly in arrears. The preferred shares had equal voting rights per share as the common shares outstanding (583,334 votes after giving effect to the reverse common stock splits described in note 10). The preferred shares had a conversion provision that they could be converted by the holders at any time during the first two years into common stock on a one-for-three basis. REC had the right at any time to redeem these shares at $1.00 per share. During January, 1995 these preferred shares were converted to 583,334 shares of common stock. The Company also forgave loans to the seller totaling $62,805 which reduced additional paid-in capital related to this conversion transaction. Prior to conversion, the Company paid dividends totaling $43,115 related to these preferred shares. All documents related to this closing and all shares issued were signed and dated in March, 1994. The bill of sale related to the transfer of the assets was effective April 1, 1994. In connection with this transaction, certain controlling shareholders have entered into a stock pooling and voting agreement requiring the voting for certain individuals to serve as directors of the Company. In connection with this acquisition, the Company incurred approximately $50,000 of legal and professional fees and issued 233,066 shares of common stock valued at $72,833 for consulting services
    related to assistance with negotiations regarding the acquisition.    The
    business combination as of April 1, 1994 was accounted for as a purchase by REC. See Note 10 for additional information related to this business combination.

    Effective December 31, 1995 REC acquired 100% ownership of Creative Faires, Ltd. (CFL) in exchange for the issuance of 540,000 restricted common shares of REC stock. REC entered into employment agreements with the two former owners of CFL and one of the two former owners became a director of REC. The business combination with CFL was accounted for as a pooling of interests. The Company changed its year end to December 31, effective December 31, 1996. The March 31, 1996 consolidated balance sheet includes the accounts of

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (a)  GENERAL

    CFL as of December 31, 1995 and the consolidated accounts of REC and subsidiaries as of March 31, 1996. The consolidated statements of operations and cash flows include the accounts of CFL for the two years ended December 31, 1995 and the consolidated accounts of REC and subsidiaries for the two years ended March 31, 1996. The consolidated statements of operations and cash flows include the accounts of CFL for the year ended December 31, 1996 and accounts of REC for the nine month period ended December 31, 1996. During the three-month period ended March 31, 1996, REC loaned $141,179 to CFL which was not eliminated in the consolidated financial statements because of the different year ends. The majority of the advances to CFL were used for start-up costs for the upcoming New York Faire described in Note 9. The $141,179 has been included with prepaid expenses in the March 31, 1996 consolidated balance sheet.

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

    (c)  PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to thirty years, as follows:

                                             USEFUL LIVES (YEARS)

                   Computers                          5
                   Vehicles                           5
                   Trailers                           7
                   Office Furniture                   7
                   Costumes                           7
                   Faire Equipment                    7
                   Buildings - Temporary             15
                   Buildings - Permanent             30

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

    Advertising costs are expensed as incurred. Direct costs related to the setting up of the fairs are capitalized as prepaid expenses and expensed during the period of the operation of the applicable fairs. Also, included in prepaid expenses at March 31, 1996 is $141,179 of advances from REC to CFL. CFL has a December 31 year end and REC had a March 31 year end, which was changed to December 31, effective December 31, 1996. These advances relate principally to cost related to setting up the New York Faire but also include operating expenses which apply to the short period after the CFL year end. See a description above of the business combination with CFL accounts for a pooling of interest.

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

    (m)  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company regularly evaluates the recoverability of assets for its faires and reviews its assets to assure that the amount therefor carried on the Company's financial statements is commensurate with the future economic benefit to be recovered over time from use of such assets. The Company determined that the goodwill associated with its acquisition of the California Faires net assets and its acquisition of Western was impaired after estimating the expected gross profit from future revenues, based on declining attendance for these faires in 1996 and prior periods, as compared to the net book value. The Company wrote down the intangible assets by $380,000 through a charge to other operating expenses during the period December 31, 1996. At December 31, 1996, the remaining goodwill associated with this acquisition was $620,826.

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

(3) NOTES PAYABLE

    Notes payable at December 31, 1996 and March 31, 1996 are summarized as follows:

                                                  March 31,     December 31,
                                                    1996             1996
                                                ------------    ------------
    Note payable to bank at 8.65%,
    interest quarterly until June, 1996
    then monthly principal and interest
    payment of $5,082 through May, 2011
    collateralized by land, improvements
    and jumbo CD's.  See Note 11.               $ 1,500,000     $1,475,950

    Note payable to bank at 9.5%, 60
    equal monthly payments of $5,251
    through March, 2001 collateralized
    by land, improvements and jumbo
    CD's.  See Note 11.                             250,000        219,605

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996

(3) NOTES PAYABLE, CONTINUED

    Mortgage payable to Bank One Kenosha
    at 9.5 % at March 31, 1996 and 9.25%
    at 9.25% at December 31, 1996;
    interest quarterly, two annual
    payments of $100,000 each with a
    balloon payment of $700,000 due
    January, 1998; collateralized by land
    and improvements.                               900,000        800,000

    Note payable to Bank One Colorado at
    the bank reference rate plus 1%, 9.25%
    at December 31, 1996, due September 1,
    1996; collateralized by inventory,
    accounts and equipment.                               -        746,132

    Note payable to Bank One Kenosha at
    the bank reference rate plus 2% with a
    minimum rate of 10.25%;  interest paid
    monthly with the balance due September
    1996, extended to December 15, 1997;
    collateralized by equipment, fixtures
    and inventory.                                  250,000        250,000

    Various notes payable to financial
    institutions collateralized by certain
    vehicles.  Payable in monthly
    installments of principal and interest;
    final payments due in 2000, interest
    ranging from 10% to 12%.                         69,144         59,419
                                                 ----------     ----------

     Total                                        2,969,144      3,551,106
     Less current portion                           437,957      1,209,119
                                                 ----------     ----------
     Long-term portion                           $2,531,187     $2,341,987
                                                 ----------     ----------
                                                 ----------     ----------

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

    the Company make principal payments of $50,000 each to Bank One Colorado and Bank One Wisconsin. Upon execution of this agreement, the Company executed a real estate mortgage in favor of Bank One Colorado subordinated to the Bank One Wisconsin's mortgage. Bank One Colorado agreed to subordinate its mortgage to a potential new loan from a third party lender to the Company in the amount of from $750,000 to $1.5 million, so long as the new loan is funded prior to June 1, 1997 and the Company is not otherwise in default under the loans. As part of this agreement, Bank One Colorado changed the terms of its loan agreement to provide the Company interest monthly on its loan starting April 30, 1997 with principal payments of $150,000 on June 30, 1997, $200,000 on July 31, 1997, $250,000
    on August 31, 1997 and final principal payment of $90,189 on September 30, 1997. Additionally Bank One Wisconsin modified the terms of its loan agreement to provide for monthly interest payments starting April 30, 1997 with four monthly principal payments of $50,000 starting June 30, 1997. If the Company complies with all terms of this agreement, Bank One Wisconsin agrees to renew its real estate mortgage to provide for quarterly principal payments of $50,000 beginning in March 1998 with the remaining balance due and payable in December 1998. The Company agreed, if it obtains alternative financing in excess of $2.5 million during calendar year 1997, then the Company will immediately pay off all amounts then due and owing Bank One Colorado and Bank One Wisconsin, excluding the Bank One Wisconsin mortgage.

    Maturities of notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

               1997                        $ 1,210,214
               1998                          2,188,583
               1999                             66,108
               2000                             68,807
               2001                             17,394
                                           -----------
                                           $ 3,551,106
                                           -----------
                                           -----------

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

    Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:


        Year Ending
        December 31,
               1997                            436,177
               1998                            456,623
               1999                            476,237
               2000                            468,370
               2001                             79,807
                                            ----------
              Total                         $1,917,214
                                            ----------
                                            ----------
    Effective January 1, 1997, the Company entered into a three year sublease agreement to sublease its old office space at 4440 Arapahoe. The sublessee assumes every obligation of the Company under its lease. The Company remains liable under its lease.

    Future minimum sublease rentals are as follows:

        Year ending
        December 31,
               1997                           $ 28,979
               1998                             30,428
               1999                             31,949
               2000                             24,849
               2001                                  -
                                             ---------
              Total                          $ 116,205
                                             ---------

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996

    Rent expense for the nine-month period ended December 31, 1996 and for the years ended March 31, 1995 and 1996 totaled approximately $431,292, $404,495 and $788,375, respectively.

(5) GOODWILL AND COVENANT NOT TO COMPETE

    The cost of the acquisition of the California Faire assets and business as described in Notes 1 and 10 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of March 31, 1996 and December 31, 1996 the Company's net carrying value for goodwill was $1,046,285 and $620,826 after amortization and write down of $160,960 and $586,419 respectively.

    In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are being amortized on a straight-line basis over five years.

(6) INCOME TAXES

    The Company files income tax returns with its subsidiaries.
    During the year ended March 31, 1995 the Company utilized loss carryovers to offset taxable income totaling approximately $386,000 resulting in realization of tax benefits of approximately $154,000. During the year ended March 31, 1996 the Company incurred an operating loss resulting in a carryback to prior years. As of March 31, 1996 the Company had income tax refunds receivable resulting from the carryback and refunds receivable from excess estimated payments which together totaled $323,380.

                           RECONCILIATION OF STATUTORY TAX
                        TO ACTUAL INCOME TAX EXPENSE (BENEFIT)

The following is a reconciliation of the statutory tax rates to actual income tax expense:

For the year ended March 31, 1995:

    Expected tax at statutory rates                               $311,072

    Benefit of Net Operating Loss                                  (93,124)
    Benefit of graduated tax rates                                 (28,937)
    Benefit of Federal deduction for state income taxes            (13,745)
    All other differences                                          (28,266)

    Provision for Income Taxes                                    $147,000
                                                                  --------
                                                                  --------

For the year ended March 31, 1996:

    Expected tax at statutory rates                               $    -0-

    Benefit of carryback of Net Operating Loss                    (193,803)
                                                                  --------

    Provision (Credit) for Income Taxes                          ($193,803)
                                                                  --------
                                                                  --------

                        RENAISSANCE ENTERTAINMENT CORPORATION
                             AND CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996

(7) PROPERTY AND EQUIPMENT
                                            December 31, 1996   March 31, 1996
                                            -----------------   --------------
    Land                                        $3,415,798         $2,888,350
    Buildings and Improvements                   3,018,450          1,171,794
    Office Furniture and Equipment                 490,975            366,171
    Costumes, Props and Other Assets             2,180,297          2,101,962
                                                ----------         ----------
    Sub-total                                    9,105,520          6,528,277
    Less Accumulated Depreciation               (1,928,765)        (1,372,060)
                                                ----------         ----------
    Total                                       $7,176,755         $5,156,217
                                                ----------         ----------
                                                ----------         ----------

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

    Pursuant to the Company's stock option plans, the Company has granted options to acquire 1,186,318 shares of the Company's common stock. Of this amount 136,392 options have been exercised and 11,998 have expired during the year ended March 31, 1996. The options are exercisable at prices ranging from $1.13 per share to $3.50 per share. During the period ended December 31, 1996, 105,000 options were granted with a weighted average price of $5.74, 324,998 options were exercised at a weighted average price of $1.87 and 150,000 options terminated with a weighted average price of $4.09. The remaining number of options outstanding at December 31, 1996 totaled 571,762 with a weighted average price of $2.60 which are exercisable at various dates through 2001.

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

     Deposit totaling $275,000 may be released annually beginning March 1, 1997 and each year thereafter provided that projected net operating income goals are realized in each of the three operating seasons commencing in 1996. If the Certificates of Deposit have not been released for any of the previous years but the projected income goal for the current year is reached, the Certificates of Deposit for the previous year and the current year shall be released. If projected goals are not reached by year three, then the certificates shall be released in any subsequent year that the third year goal amount is reached.

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

     On August 1, 1996, the Company entered into a one year agreement with a consultant. The agreement provides that the Company pay the consultant a fee equal to 5% of any debt or equity infusion to the Company initiated or introduced to the Company

                         RENAISSANCE ENTERTAINMENT CORPORATION
                              AND CONSOLIDATED SUBSIDIARY

                             NOTES TO FINANCIAL STATEMENTS
                                   December 31, 1996

(12) COMMITMENTS AND SUBSEQUENT EVENTS, CONTINUED

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

(14) SUBSEQUENT EVENTS, CONTINUED

     The Company's lease for the site of its Northern California faire expires April 30, 1997. While the Company believes that its lease for this site will be renewed for the 1997 faire, there can be no assurance of such renewal. If the lease is not renewed, it is doubtful that the Company would conduct a faire in Northern California in 1997.

(15) FOURTH QUARTER ADJUSTMENTS

     The Company recognized as expense in the nine-month period ended December 31, 1996, $450,000 of costs to be incurred in 1997, which costs are the result of changing conditions at the Company's Northern California Faire which became apparent to the Company in 1996. This adjustment, which was made in the fourth quarter, was material to fourth quarter operation.



GP:413848 v2