Form 10-Q/A
period 1997-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1997-10-29
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended           March 31, 1997
                                             ----------------------------------
                                       or
[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
           For the transition period from____________ to ____________

Commission File Number         0-23782
                       --------------------------------------------------------

                      RENAISSANCE ENTERTAINMENT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                  84-1094630
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)

  4410 Arapahoe Avenue, Suite 200,  Boulder,  Colorado       80303
-------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (303) 444-8273
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [X] Yes    [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 1997, Registrant had 9,636,262 shares of common stock, $.03 Par Value, outstanding.

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

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                                  March 31,        December 31,
                                                    1997              1996
                                                ------------      -------------
Current Assets:
     Cash and equivalents                       $    310,297      $     374,289
     Stock subscription receivable                   133,749                  -
     Accounts receivable (net)                        63,094             99,551
     Note receivable, current portion
     Inventory                                       184,494            184,695
     Prepaid expenses and other                      718,042            139,167
                                                ------------      -------------
      Total Current Assets                         1,275,927            931,451

       Property and equipment, net of
        accumulated depreciation                   6,950,514          7,176,755
       Note receivable, net of current portion
       Covenant not to compete                        40,000             45,000
       Goodwill                                      608,157            620,826
       Restricted cash                               902,387            890,116
       Other assets                                  167,600            208,201
                                                ------------      -------------
TOTAL ASSETS                                    $  9,944,585      $   9,872,349
                                                ------------      -------------
                                                ------------      -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses      $  1,119,252      $   1,068,028
     Notes payable, current portion                1,855,669          1,209,119
     Unearned income                                 443,803            160,588
                                                ------------      -------------
      Total Current Liabilities                    3,418,724          2,437,735

     Notes payable, net of current portion         2,315,918          2,341,987
     Other                                            37,025             37,175
                                                ------------      -------------
      Total Liabilities                            5,771,667          4,816,897
                                                ------------      -------------

Stockholders' Equity:
     Common stock, $.03 par value,
      50,000,000 shares authorized, 9,621,787
      and 9,233,772 shares issued and
      outstanding at March 31, 1997 and
      December 31, 1996, respectively                288,654            277,013
     Additional paid-in capital                    9,005,819          8,071,634
     Accumulated earnings (deficit)               (5,121,555)        (3,293,195)
                                                ------------      -------------
      Total Stockholders' Equity                   4,172,918          5,055,452
                                                ------------      -------------

Total Liabilities and Stockholders' Equity      $  9,944,585      $   9,872,349
                                                ------------      -------------
                                                ------------      -------------

The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                -------------------------------
                                                    1997               1996
                                                ------------      -------------
REVENUE:
     Sales                                      $     14,873      $     (10,003)
     Faire operating costs                            23,319             15,884
                                                ------------      -------------
      Gross Profit                                    (8,446)           (25,887)
                                                ------------      -------------

OPERATING EXPENSES:
     Salaries                                        761,177            709,526
     Depreciation and amortization                   269,641            105,556
     Advertising                                      12,495             17,033
     Other operating expenses                        701,787            609,276
                                                ------------      -------------
      Total Operating Expenses                     1,745,100          1,441,391
                                                ------------      -------------

Net Operating (Loss) Income                       (1,753,546)        (1,467,278)
                                                ------------      -------------

Other Income (Expenses):
     Interest income                                  14,711             13,731
     Interest (expense)                              (91,432)           (36,861)
     Other income (expense)                            1,908           (248,743)
                                                ------------      -------------
      Total Other Income (Expenses)                  (74,813)          (271,873)
                                                ------------      -------------

Net Income (Loss) before (Provision)
 Credit for Income Taxes                          (1,828,359)        (1,739,151)

(Provision) Credit for Income Taxes                                     239,273
                                                ------------      -------------

Net Income (Loss) to Common Stockholders         $(1,828,359)     $  (1,499,878)
                                                ------------      -------------
                                                ------------      -------------

Net Income (Loss) per Common Share               $      (.19)     $        (.18)
                                                ------------      -------------
                                                ------------      -------------

Weighted Average Number of Common
Shares Outstanding                                 9,429,622          8,380,702
                                                ------------      -------------
                                                ------------      -------------

The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Three Months ended
                                                            March 31,
                                                 ------------------------------

                                                     1997              1996
Cash Flows from Operating Activities:
   Net income (Loss)                             $(1,828,359)     $  (1,499,878)
                                                 -----------      -------------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization                 269,642            105,556
       Gain (loss) on disposal of assets               1,563             21,919
       (Increase) decrease in:
         Income tax refund receivable                                  (193,803)
         Inventory                                       201            (20,187)
         Receivables                                  50,600             33,721
         Prepaid expenses and other                 (418,754)          (675,493)
       Increase (decrease) in:
         Accounts payable and accrued expenses        51,223            805,688
         Unearned revenue and other                  283,065            302,119
                                                 -----------      -------------
           Total adjustments                         237,540            379,520
                                                 -----------      -------------
Net Cash Provided by Operating
   Activities                                     (1,590,819)        (1,120,359)
                                                 -----------      -------------

Cash Flows from Investing Activities:
   Investment in restricted cash                     (12,271)            (1,877)
   Construction in progress costs                                    (1,046,285)
   Acquisition of property and equipment             (27,210)          (341,460)
                                                 -----------      -------------
Net Cash (Used in) Investing Activities              (39,481)        (1,389,622)
                                                 -----------      -------------


Cash Flows from Financing Activities:
   Common stock issued and additional
     paid-in capital                                 945,826            425,293
   Proceeds from notes payable                       750,000          1,983,198
   Principal payments on notes payable              (129,518)
                                                 -----------      -------------
                                                                  -------------
Net Cash Provided by Financing Activities          1,566,308          2,408,491
                                                 -----------      -------------

Net Increase (Decrease) in Cash                      (63,992)          (101,489)
Cash, beginning of period                            374,289            732,552
                                                 -----------      -------------
Cash, end of period                              $   310,297      $     631,063
                                                 -----------      -------------
                                                 -----------      -------------
Interest paid                                    $    91,432      $      11,981
                                                 -----------      -------------
                                                 -----------      -------------
Income tax paid                                  $         -      $     108,175
                                                 -----------      -------------
                                                 -----------      -------------

The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION AND
                             CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of March 31, 1997, the statements of operations and the statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented, have been made.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, and a net loss of ($1,851,725) for the nine months ended December 31, 1996. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1997. The New York and Virginia Faires operated at a loss during 1996. The Company believes both of these Faire's results were adversely affected by unusually inclement weather in their respective areas. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company has hired a new manager for this Faire and will introduce several new entertainment acts and implement additional promotional efforts for this faire's 1997 season.

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

The Company had a working capital deficit ($2,142,797) as of March 31, 1997. During the first five months of fiscal 1997, the Company obtained $1,350,000 of additional working capital. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the company's five faire locations continue throughout the year, as do corporate expenses. Revenues for the quarter ended March 31, 1996 were slightly negative, due to year-end adjustments during this quarter which, prior to the change in the Company's fiscal year end to December 31, on June 21, 1996, was the fourth quarter of the fiscal year.

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

A 148% increase in interest expense from $36,861 in 1996 to $91,432 in 1997 resulted from a large increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period. The primary source of the other expense in 1996 was the reversal of $200,000 of other income which had been recorded in the quarter ended December 31, 1995. In late 1995, the State of Virginia paid the Company $200,000 which upon initial evaluation was considered income. Upon further review, it was determined that the more appropriate treatment of this amount was as a reduction of fixed assets. The appropriate adjustment in the last quarter of the fiscal year ended March 31, 1996 (which is the first quarter of the calendar year) resulted in the $200,000 charge to other expense.

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

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996

The Company's working capital deficit widened during the quarter ended March 31, 1997, from $1,506,284 at December 31, 1996 to $2,142,797 at March 31, 1997. In
order to reduce the Company's working capital requirements, management has implemented a number of cost reductions which will reduce operating expenses during the fiscal year ending December 31, 1997. Operating expenses for the fiscal 1997 periods, when compared to the similar 1996 periods, will reflect these savings offset by increased costs associated with a full year's operating costs for the Virginia Faire which opened in late April 1996.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term bank lines of credit borrowings which was the maximum amount available under the lines and did not therefore have any unused credit available for the 1997 faire season. Subsequent to year end, the Company entered into an agreement with the banks which requires the Company to pay these lines from 1997 operations. Since December 31, 1996, the Company has also raised $1,000,000 of working capital through the issuance of convertible debentures, of which $250,000 was issued to Charles S. Leavell, Chairman of the Board of Directors of the Company and the balance to Mr. Leavell's father and an unrelated party, and also raised $350,000 of working capital from the sale in April 1997 of the Notes to a number of private investors. The debentures are secured by mortgages on the Company's Wisconsin and Virginia Faire sites, and the Notes are secured by a mortgage on the Company's Wisconsin Faire site. The debentures are convertible into Common Stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's Common Stock, and the Notes are convertible into Common Stock at the lesser of $1.75 per share or 50% of the fair market value for the Company's Common Stock. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's Common Stock.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $931,451 at December 31, 1996 to $1,275,927 at March 31, 1997, an increase of $344,476 or
37%. Of these amounts, cash and cash equivalents decreased from $374,289 at December 31, 1996 to $310,297 at March 31, 1997. Accounts receivable decreased from $99,551 at December 31, 1996 to $63,094 at March 31, 1997. Prepaid expenses (expenses incurred on behalf of the Southern California and Virginia Faires) increased from $139,167 at December 31, 1996 to $718,042 at March 31, 1997. These costs are expensed once the Faires are operating.

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

Although inflation can potentially have an effect on financial results, during 1996 and the first three months of fiscal 1997 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          See Note 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of securities convertible into shares of the Company's Common Stock and warrants to purchase Common Stock issued subsequent to March 31, 1997. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No underwriters were involved in the issuance of these securities.

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

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1997.

          Exhibit 10.1 Form of Subscription and Purchase Agreement, including the appendix thereto, for the Company's 10% Convertible Secured Notes, incorporated herein by reference to Registration Statement on From S-1, No. 333-26677.

          Exhibit 10.2 Form of Subscription and Purchase Agreement, including appendix thereto, for the Company's 9% Secured Debentures due 2002-- filed with Form 10-Q for the quarter ended March 31, 1997, previously filed.

          Exhibit 27. Financial Data Schedule--filed with Form 10-Q for the quarter ended March 31, 1997, previously filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RENAISSANCE ENTERTAINMENT CORPORATION



Dated:      October 28, 1997                 /s/ James R. McDonald
        ------------------------   --------------------------------------------
                                   James R. McDonald, Chief Financial Officer