Form 10-Q/A
period 1997-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1997-10-29
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
              For the quarterly period ended     June 30, 1997
                                             ----------------------
                                                       or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
             For the transition period from           to
                                            ----------   ----------

Commission File Number             0-23782
                      ----------------------------------------------------------

                      RENAISSANCE ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Colorado                      84-1094630
--------------------------------------------------------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization      Identification No.)

 4410 Arapahoe Avenue, Suite 200,  Boulder,  Colorado    80303
--------------------------------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

                                 (303) 444-8273
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Part I.   Financial Information

          Item I.   Financial Statements

                    Balance Sheets as of June 30, 1997 (Unaudited)
                         and December 31, 1996                              3

                    Statements of Operations for the Three Months
                         Ended June 30, 1997 and 1996
                         (Unaudited)                                        4

                    Statements of Operations for the Six Months
                         Ended June 30, 1997 and 1996
                         (Unaudited)                                        5

                    Statements of Cash Flows for the Six Months
                         Ended June 30, 1997 and 1996
                         (Unaudited)                                        6

                    Notes to Financial Statements                           7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8

Part II.  Other Information                                                15

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                   June 30,       December 31,
                                                                     1997             1996
                                                                -------------     ------------
Current Assets:
    Cash and equivalents                                        $     784,582     $    374,289
    Stock subscription receivable                                     133,749             -
    Accounts receivable (net)                                         126,607           99,551
     Note receivable, current portion
    Inventory                                                         231,792          184,695
    Prepaid expenses and other                                        715,966          139,167
                                                                -------------     ------------
     Total Current Assets                                           1,858,947          931,451

    Property and equipment, net of accumulated depreciation         7,097,158        7,176,755
    Note receivable, net of current portion
    Covenant not to compete                                            35,000           45,000
    Goodwill                                                          595,488          620,826
    Restricted cash                                                   915,177          890,116
    Other assets                                                      239,675          208,201
                                                                -------------     ------------
TOTAL ASSETS                                                    $  10,741,445     $  9,872,349
                                                                -------------     ------------
                                                                -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   1,094,735     $  1,068,028
    Notes payable, current portion                                  1,365,338        1,209,119
    Unearned income                                                   284,430          160,588
                                                                -------------     ------------
     Total Current Liabilities                                      2,744,503        2,437,735

    Notes payable, net of current portion, unrelated parties        2,931,174        2,341,987
    Notes Payable, related parties                                    250,000
    Other                                                              35,376           37,175
                                                                -------------     ------------
     Total Liabilities                                              5,961,053        4,816,897
                                                                -------------     ------------

Stockholders' Equity:
    Common stock, $.03 par value, 50,000,000
     shares authorized, 9,636,262 and 9,233,772 shares
     issued and outstanding at June 30, 1997 and
     December 31, 1996, respectively                                  289,088          277,013
    Additional paid-in capital                                      9,038,098        8,071,634
    Accumulated earnings (deficit)                                 (4,546,794)      (3,293,195)
                                                                -------------     ------------
     Total Stockholders' Equity                                     4,780,392        5,055,452
                                                                -------------     ------------

Total Liabilities and Stockholders' Equity                      $  10,741,445     $  9,872,349
                                                                -------------     ------------
                                                                -------------     ------------


The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                       June 30
                                                     -----------
                                                1997              1996
                                            -----------       -----------
REVENUE:
       Sales                                $ 4,870,723       $ 5,316,083
       Faire operating costs                  1,807,224         2,147,219
                                            -----------       -----------
       Gross Profit                           3,063,499         3,168,864
                                            -----------       -----------

OPERATING EXPENSES:
       Salaries                               1,258,342         1,472,431
       Depreciation and amortization             73,929           160,677
       Goodwill writedown                                         380,000
       Advertising                              681,496           875,601
       Other operating expenses                 696,966         1,570,959
                                            -----------       -----------
         Total Operating Expenses             2,710,733         4,459,668
                                            -----------       -----------

Net Operating (Loss) Income                     352,766        (1,290,804)
                                            -----------       -----------

Other Income (Expenses):
       Interest income                           16,004            16,725
       Interest (expense)                      (104,735)          (81,933)
       Other income (expense)                   310,726            51,248
                                            -----------       -----------
         Total Other Income (Expenses)          221,995           (13,960)
                                            -----------       -----------

Net Income (Loss) before (Provision)
  Credit for Income Taxes                       574,761        (1,304,764)

(Provision) Credit for Income Taxes                -                 -
                                            -----------       -----------

Net Income (Loss) to Common Stockholders    $   574,761       $(1,304,764)
                                            -----------       -----------
                                            -----------       -----------

Net Income (Loss) per Common Share          $       .06       $      (.16)
                                            -----------       -----------
                                            -----------       -----------

Weighted Average Number of Common
Shares Outstanding                            9,962,418         7,992,378
                                            -----------       -----------
                                            -----------       -----------


The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended
                                                       June 30
                                                     -----------
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

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                      Six Months ended
                                                          June 30,
                                                          --------
                                                    1997             1996
                                                -----------     ------------
Cash Flows from Operating Activities:
  Net income (Loss)                             $(1,253,598)    $ (2,804,643)
                                                -----------     ------------
  Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                 343,570          589,294
      Gain (loss) on disposal of assets               1,363           23,488
      (Increase) decrease in:
        Stock subscription receivable               133,749
        Inventory                                   (47,097)        (131,255)
        Receivables                                 (27,056)        (270,128)
        Prepaid expenses and other                 (608,273)        (308,319)
      Increase (decrease) in:
        Accounts payable and accrued expenses        26,707        1,660,419
        Unearned revenue and other                  122,043          119,615
                                                -----------     ------------
          Total adjustments                         (54,994)       1,683,114
                                                -----------     ------------
Net Cash Provided by Operating
  Activities                                     (1,308,592)      (1,121,529)
                                                -----------     ------------

Cash Flows from Investing Activities:
  Investment in restricted cash                     (25,061)         (13,923)

  Acquisition of property and equipment            (229,999)      (2,430,241)
                                                -----------     ------------
Net Cash (Used in) Investing Activities            (255,060)      (2,444,164)
                                                -----------     ------------

Cash Flows from Financing Activities:
  Common stock issued and additional
    paid-in capital                                 978,539          533,430
  Proceeds from notes payable                     1,350,000        2,717,628
  Principal payments on notes payable              (354,594)         (72,320)
                                                -----------     ------------
Net Cash Provided by Financing Activities         1,973,945        3,178,738
                                                -----------     ------------

Net Increase (Decrease) in Cash                     410,293         (386,955)

Cash, beginning of period                           374,289          732,553
                                                -----------     ------------
Cash, end of period                             $   784,582     $    345,598
                                                -----------     ------------
                                                -----------     ------------
Interest paid                                   $   196,167     $    117,886
                                                -----------     ------------
                                                -----------     ------------
Income tax paid                                 $      -        $       -
                                                -----------     ------------
                                                -----------     ------------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION AND
                               CONSOLIDATED SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                              June 30, 1997 (Unaudited)


1.  UNAUDITED STATEMENTS

    The balance sheet as of June 30, 1997, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 1997 and 1996, have been prepared by the Company without audit.
    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented, have been made.

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

3.  CHANGE IN ACCOUNTING ESTIMATE

    The Company standardized the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997. The effect of this change on net income of the current period (six months ended June 30, 1997) was an increase of approximately $195,300 over the amount that would have been reported. The effect of this change on earnings per share of the current period (six months ended June 30, 1997) was a reduction in the loss per share of approximately $.02 per share from the amount that would have been reported.

4.  SUBSEQUENT EVENTS

    Subsequent to June 30, 1997, the Company negotiated a sale and leaseback of its Wisconsin faire site. This transaction is expected to close during November, 1997. See the following discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company had a working capital deficit ($1,506,284) and ($885,556) as of December 31, 1996 and June 30, 1997, respectively. During the first five months of fiscal 1997, the Company obtained $1,350,000 of additional working capital. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "Liquidity and Capital Resources."

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

As a result of the foregoing, net operating income (before interest charges and other income) increased $1,643,570 from a loss of ($1,290,804) for the 1996 period to an income of $352,766 for the 1997 period.

A 28% increase in interest expense from $81,933 in 1996 to $104,735 in 1997 resulted from an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other income increased $259,478, from $51,248 in 1996 to $310,726 in 1997. The primary cause of this increase was the reversal in the second quarter of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter it became apparent that this site would not be available and that these costs would not be incurred. Subsequent developments also have increased the possibility that the current site for the Northern California faire will be available for the 1998 faire season. Since the Company is not able to determine at this time if it will be required to incur similar site evaluation expenses for another new site or, if it is required to incur such expenses, the amount thereof, it was determined that this accrual should be reversed.

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

Other income/expense increased $513,018, from other expense of ($197,384) in 1996 to other income of $312,634 in 1997. The primary source of the other income in 1997 was the reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter it became apparent that this site would not be available and that these costs would not be incurred. Subsequent developments also have increased the possibility that the current site for the Northern California faire will be available for the 1998 faire season. Since the Company is not able to determine at this time if it will be required to incur similar site evaluation expenses for another new site or, if it is required to incur such expenses, the amount thereof, it was determined that this accrual should be reversed. The primary source of the other expense in 1996 was the reversal of $200,000 of other income which had been recorded in the quarter ended December 31, 1995. In late 1995, the State of Virginia paid the Company $200,000 which upon initial evaluation was considered income. Upon further review, it was determined that the more appropriate treatment of this amount was as a reduction of fixed assets. The appropriate adjustment in the last quarter of the fiscal year ended March 31, 1996 (which is the first quarter of the calendar year) resulted in the $200,000 charge to other expense.

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

Management believes that the Company should raise additional working capital in
order to more adequately fund its operations.   During July 1997, the Company
entered into a letter of intent for the sale/leaseback of its Wisconsin and Virginia Faire sites. Subsequently, the parties determined to limit the transaction to a sale of the Wisconsin faire site for $4,000,000 and to lease this property back to the Company for a period of 20 years with lease payments scheduled to be $400,000 per year during each of the first two years, and increasing to $543,333 per year in years 13 through 20. The Company would have the right to reacquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The sale/leaseback transaction further contemplates a security deposit of $666,667, $333,333 of which is to be released in four years and the balance released in eight years. The purchasers of the property will be granted a six-year warrant representing the right to acquire an aggregate of 766,667 shares of the Company's Common Stock at an exercise price of $1 per share. The Company estimates that if the sale/leaseback transaction is completed as contemplated, it will increase the Company's working capital by approximately $1,600,000, which the Company believes would be adequate to fund working capital requirements through at least the fiscal year ending December 31, 1998. Such funds would not, however, be adequate to fund the relocation of the Company's Northern or Southern California Faires. Therefore, even if the sale/leaseback transaction is closed as anticipated, additional capital may be sought through borrowings or from additional equity financing. At this time, the Company does not anticipate any additional borrowings from officers or directors of the Company. The sale/leaseback transaction is scheduled to be completed prior to November 15, 1997. However, the letter of intent is non-binding and there can be no assurance that the transaction will be completed.

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

Current liabilities increased from $2,437,735 at December 31, 1996 to $2,744,503 at June 30, 1997, an increase of $306,768 or 13%. This increase is due to increased indebtedness incurred to cover the Company's operating expenses during the first six months. The current portion of notes payable increased from $1,209,119 at December 31, 1996 to $1,365,338 at June 30, 1997, primarily as the result of the issuance of $350,000 of secured notes as described above. This additional debt was partially offset by payment of $300,000 during the first six months on the Company's bank lines of credit. Of the $1,365,338, $700,000 was due to short-term borrowings on the bank lines of credit, which are to be repaid from operations prior to September 30, 1997, under the terms of an agreement with the banks. Unearned income, which consists of the sale of admission tickets to upcoming faires and deposits received from craft vendors for future faires, increased from $160,588 at December 31, 1996 to $284,430 at June 30, 1997.

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

Total liabilities increased from $4,816,897 at December 31, 1996 to $5,961,053 at June 30, 1997, an increase of $1,144,156 or 24%. Total liabilities at June 30, 1997 include $2,7444,503 in current liabilities (discussed above), plus $3,216,550 from the long-term portion of the following bank loans: an $800,000 mortgage on the Bristol Faire property, a $1,500,000 mortgage on the Virginia Faire property, and a $250,000 loan for construction of vendor booths in Virginia.

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

Although inflation can potentially have an effect on financial results, during 1996 and the first six months of fiscal 1997 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997.

PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         On June 5, 1997, a former employee of the Company commenced an action against the Company, Charles S. Leavell, Chairman of the Board of Directors of the Company, Howard C. Hamburg, a Vice-President of the Company, and Duke & Co., Inc., in Superior Court of the State of California in and for the county of Marin alleging breach of implied contract of employment, breach of the covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unlawful discrimination based on age and intentional and negligent infliction of emotional distress. The Complaint seeks damages, including punitive damages, in an unspecified amount.

Item 2.  CHANGES IN SECURITIES

         None. See Item 2 of the Company's 10-Q report for the quarter ended March 31, 1997, which included information on private placements of the Company's securities which occurred during the quarter ended June 30, 1997.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company was not required to file a report on Form 8-K during the quarter ended June 30, 1997.

         Exhibit 27. Financial Data Schedule -- filed with the Form 10-Q report for the quarter ended June 30, 1997, previously filed.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        RENAISSANCE ENTERTAINMENT CORPORATION



Dated:     October 28, 1997            /S/ James R. Mcdonald
       -------------------        --------------------------------------------
                                  James R. McDonald, Chief Financial Officer