Form 10-Q
period 1997-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 1997-11-13
CIK 838782

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
For the quarterly period ended               September 30, 1997
                               ------------------------------------------------
                                          or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number             0-23782
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

                                 [ X ] Yes    [   ] No



                        APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 1997, Registrant had 10,263,247 shares of common stock, $.03 Par Value, outstanding.

                                        INDEX

                                                                  Page
                                                                 Number
                                                                 ------
Part I.  Financial Information

    Item I.  Financial Statements
         Balance Sheets as of September 30, 1997 (Unaudited)
              and December 31, 1996                                 3

         Statements of Operations for the Three Months
              Ended September 30, 1997 and 1996
              (Unaudited)                                           4

         Statements of Operations for the Nine Months
              Ended September 30, 1997 and 1996
              (Unaudited)                                           5

         Statements of Cash Flows for the Nine Months
              Ended September 30, 1997 and 1996
              (Unaudited)                                           6

         Notes to Financial Statements                              7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          8

Part II.  Other Information                                        14

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                    BALANCE SHEETS
                                     (Unaudited)
                                        ASSETS


                                                                    September 30,   December 31,
                                                                        1997           1996
                                                                    -------------   -------------
Current Assets:
    Cash and equivalents                                                $375,222        $374,289
    Stock subscription receivable                                                        133,749
    Accounts receivable (net)                                            765,154          99,551
    Inventory                                                            171,529         184,695
    Prepaid expenses and other                                           100,010         139,167
                                                                    -------------   -------------
      Total Current Assets                                             1,411,915         931,451

    Property and equipment, net of accumulated depreciation            7,045,710       7,176,755
    Covenant not to compete                                               29,999          45,000
    Goodwill                                                             582,819         620,826
    Restricted cash                                                      310,107         890,116
    Other assets                                                         255,715         208,201
                                                                    -------------   -------------
TOTAL ASSETS                                                          $9,636,265      $9,872,349
                                                                    -------------   -------------
                                                                    -------------   -------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                              $ 774,279      $1,068,028
    Notes payable, current portion                                     1,112,684       1,209,119
    Unearned income                                                       85,350         160,588
                                                                    -------------   -------------
      Total Current Liabilities                                        1,972,313       2,437,735

    Notes payable, net of current portion, unrelated parties           1,748,365       2,341,987
    Notes Payable, related parties                                       250,000
    Other                                                                 51,322          37,175
                                                                    -------------   -------------
      Total Liabilities                                                4,022,000       4,816,897
                                                                    -------------   -------------
Stockholders' Equity:
    Common stock, $.03 par value, 50,000,000
      shares authorized, 9,636,262 shares
      issued and outstanding at September 30, 1997                       289,088         277,013
    Additional paid-in capital                                         9,038,098       8,071,634
    Accumulated earnings (deficit)                                    (3,712,921)     (3,293,195)
                                                                    -------------   -------------
      Total Stockholders' Equity                                       5,614,265       5,055,452
                                                                    -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $9,636,265      $9,872,349
                                                                    -------------   -------------
                                                                    -------------   -------------

The accompanying notes are an integral part of the financial statements.

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                     1997          1996
                                                  -----------   -----------
REVENUE:
   Sales                                          $ 8,208,373   $ 7,935,799
   Faire operating costs                            2,437,836     2,271,185
                                                   ----------   -----------
   Gross Profit                                     5,770,537     5,664,614
                                                   ----------   -----------
OPERATING EXPENSES:
   Salaries                                         1,888,412     1,533,507
   Depreciation and amortization                      186,162       213,629
   Advertising                                      1,296,333     1,558,351
   Other operating expenses                         1,426,498     1,033,326
                                                   ----------   -----------
     Total Operating Expenses                       4,797,405     4,338,813
                                                   ----------   -----------
Net Operating (Loss) Income                           973,132     1,325,801
                                                   ----------   -----------
Other Income (Expenses):
   Interest income                                     13,548        28,416
   Interest (expense)                                 (99,108)      (69,177)
   Other income (expense)                             (53,699)       (2,567)
                                                   ----------   -----------
     Total Other Income (Expenses)                   (139,259)      (43,328)
                                                   ----------   -----------
Net Income (Loss) before (Provision)
  Credit for Income Taxes                             833,873     1,282,473

(Provision) Credit for Income Taxes                      -              -
                                                   ----------   -----------
Net Income (Loss) to Common Stockholders           $  833,873   $ 1,282,473
                                                   ----------   -----------
                                                   ----------   -----------
Net Income (Loss) per Common Share                       $.09          $.14
                                                   ----------   -----------
                                                   ----------   -----------
Weighted Average Number of Common
 Shares Outstanding                                 9,636,262     8,886,403
                                                   ----------   -----------
                                                   ----------   -----------

The accompanying notes are an integral part of the financial statements.

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              -------------------------------
                                                    1997            1996
                                              --------------  ---------------
REVENUE:
    Sales                                      $ 13,093,969    $  13,241,878
    Faire operating costs                         4,268,379        4,391,103
                                              --------------  ---------------
    Gross Profit                                  8,825,590        8,850,775
                                              --------------  ---------------
OPERATING EXPENSES:
    Salaries                                      3,907,931        3,722,829
    Depreciation and amortization                   529,732          479,862
    Goodwill Writedown                                    -          380,000
    Advertising                                   1,990,324        2,450,985
    Other operating expenses                      2,825,251        3,249,490
                                              --------------  ---------------
      Total Operating Expenses                    9,253,238       10,283,166
                                              --------------  ---------------
Net Operating (Loss) Income                        (427,648)      (1,432,391)
                                              --------------  ---------------
Other Income (Expenses):
    Interest income                                  44,263           58,871
    Interest (expense)                             (295,275         (187,972)
    Other income (expense)                          258,935         (199,951)
                                              --------------  ---------------
      Total Other Income (Expenses)                   7,923         (329,052)
                                              --------------  ---------------
Net Income (Loss) before (Provision)
  Credit for Income Taxes                          (419,725)      (1,761,443)

(Provision) Credit for Income Taxes                     -            239,273
                                              --------------  ---------------
Net Income (Loss) to Common Stockholders      $    (419,725)  $   (1,522,170)
                                              --------------  ---------------
                                              --------------  ---------------
Net Income (Loss) per Common Share                   $ (.04)        $   (.17)
                                              --------------  ---------------
                                              --------------  ---------------
Weighted Average Number of Common
 Shares Outstanding                                9,574,197        8,813,137
                                              --------------  ---------------
                                              --------------  ---------------

The accompanying notes are an integral part of the financial statements.

              RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                               STATEMENTS OF CASH FLOWS

                                                       Nine Months ended
                                                          September 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
Cash Flows from Operating Activities:
   Net income (Loss)                               $  (419,725)   $(1,522,170)
                                                   ------------   ------------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization                   529,732        859,862
       Gain (loss) on disposal of assets                 1,363         25,981
       (Increase) decrease in:
         Stock subscription receivable                 133,749
         Inventory                                      13,166        (91,783)
         Receivables                                  (665,603)      (277,136)
         Prepaid expenses and other                    (15,036)        89,095
       Increase (decrease) in:
         Accounts payable and accrued expenses        (293,749)     1,143,478
         Unearned revenue and other                    (61,091)        53,352
                                                   ------------   ------------
           Total adjustments                          (357,469)     1,802,849
                                                   ------------   ------------
Net Cash Provided by Operating
  Activities                                          (777,193)       280,679
                                                   ------------   ------------
Cash Flows from Investing Activities:
   Investment in restricted cash                       580,009        (26,182)
   Acquisition of property and equipment              (340,363)    (2,678,888)
                                                   ------------   ------------
Net Cash (Used in) Investing Activities                239,646     (2,705,070)
                                                   ------------   ------------
Cash Flows from Financing Activities:
   Common stock issued and additional
     paid-in capital                                   978,539        957,661
   Proceeds from notes payable                       1,350,000      3,092,628
   Principal payments on notes payable              (1,790,059)      (751,541)
                                                   ------------   ------------
Net Cash Provided by Financing Activities              538,480      3,298,748
                                                   ------------   ------------
Net Increase (Decrease) in Cash                            933        874,357
Cash, beginning of period                              374,289        732,553
                                                   ------------   ------------
Cash, end of period                                $   375,222     $ 1,606,910
                                                   ------------   ------------
                                                   ------------   ------------
Interest paid                                      $   295,275    $   187,972
                                                   ------------   ------------
                                                   ------------   ------------
Income tax paid                                    $       374    $  (239,273)
                                                   ------------   ------------
                                                   ------------   ------------

The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION AND

                            CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)


1.  Unaudited Statements

    The balance sheet as of September 30, 1997, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 1997 and 1996, have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1997 and for all periods presented, have been made.

    These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.  Calculation of Earnings (Loss) Per Share

    The earnings (loss) per share is calculated by dividing the net income
(loss) to common stockholders by the weighted average number of common shares outstanding.

3. Change in Accounting Estimate

    The Company standardized the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997. The effect of this change on net income of the current period (nine months ended September 30, 1997) was an increase of approximately $292,950 over the amount that would have been reported. The effect of this change on earnings per share of the current period (nine months ended September 30, 1997) was a reduction in the loss per share of approximately $.03 per share from the amount that would have been reported.

4. Subsequent Events

During November 1997, the Company completed a sale and leaseback of its real property in Wisconsin. See the following discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, and a net loss of ($1,851,725) for the nine months ended December 31, 1996. In addition, the Company will incur a net operating loss for the fiscal year ending December 31, 1997. The New York and Virginia Faires operated at a loss during 1996. In addition, the Virginia Faire, which ran from April 26, 1997 through June 8, 1997, operated at a loss in 1997. The Company believes both of these Faire's results were adversely affected in 1996 and the Virginia Faire in 1997 by unusually inclement weather in their respective areas. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a sufficient customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company has hired a new manager for this Faire and introduced several new entertainment acts and implemented additional promotional efforts for this faire's 1997 season, which ran from July 26, 1997 through September 14, 1997.
 Revenue for the New York Faire increased approximately $200,000 for the 1997 season compared to the 1996 season and the faire is expected to have operated at close to a break even in 1997.

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

The Company is also considering relocation of its Southern California Faire. On November 4, 1996, the Company entered into a non-binding letter of intent with the owner of a site in Pomona, California, which contemplated that the Company would commence operation of the Southern California Faire at that site starting in 1998. Subsequent to the signing of the letter of intent, the owner of the current site for the Southern California Faire indicated that it was willing to enter into a long-term lease for the current site.
The ability to enter into a long-term lease for this site increases its value to the Company, as the Company could construct permanent structures on the site and significantly reduce setup costs for the faire. As of the date of this report, the Company has not decided if it should enter into a long-term lease for the current site or relocate the Faire to the proposed site in Pomona. The Company estimates that the cost of the construction and relocation to the new site would be approximately $2,000,000.

The Company had a working capital deficit ($1,506,284) and ($560,398) as of December 31, 1996 and September 30, 1997, respectively. During the first five months of fiscal 1997, the Company obtained $1,350,000 of additional working capital. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $272,574 or 3% from $7,935,799 in 1996 to $8,208,373 in
1997. This increase was primarily the result of an increase in revenues for the New York Faire of approximately $200,000.

Operating expenses (year-round operating costs and corporate overhead) increased $458,592 or 11%, from $4,338,813 in 1996 to $4,797,405 in 1997. Of the operating expenses, salaries increased 23%, from $1,533,507 in 1996 to $1,888,412 in 1997 due to increased personnel expenses and general salary increases. Advertising expense decreased $262,018, or 17%, from $1,558,351 in 1996 to $1,296,333 in 1997. This decrease was due to spending more in 1996 for advertising the first year of the Virginia Faire as well as the utilization of more cost efficient methods of advertising in 1997.

Depreciation and amortization decreased 13%, from $213,629 in 1996 to $186,162 in 1997. This decrease is primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) increased $393,172 or 38%, from $1,033,326 in 1996 to $1,426,498 in 1997. This increase was primarily the result of the timing of the payment for the rental of the Northern California Faire. In 1996, the rent of $349,000 was paid and expensed in the second quarter, whereas the rent of $375,000 was paid and expensed in the third quarter of 1997.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $352,669 or 27%, from $1,325,801 for the 1996 period to $973,132 for the 1997 period.

A 43% increase in interest expense from $69,177 in 1996 to $99,108 in 1997 resulted from an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other expense increased $51,132, from $2,567 in 1996 to $53,699 in 1997. The primary cause of this increase was expenses incurred in 1997 in connection with the termination of an employee.

Combining net operating income with other income/expense resulted in a $448,600 decrease, or 35%, in net income before taxes, from $1,282,473 for the 1996 period to $833,873 for the 1997 period.

Net income to common stockholders also decreased $448,600, or 35%, from $1,282,473 for the 1996 period to $833,873 for the 1997 period. Finally, net income per common share decreased from $.14 for the 1996 period to $.09 for the 1997 period, based on 8,886,403 weighted average shares outstanding during the 1996 period and 9,636,262 weighted average shares outstanding during the 1997 period.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues decreased  $147,909 or 1% from $13,241,878 in 1996 to $13,093,969 in
1997. This decrease was primarily the result of a decrease in revenues for the Virginia Faire of approximately $100,000 and a decrease in revenues for the Southern California Faire of approximately $225,000. The decreased revenues for the Virginia Faire were due to unusually inclement weather - six of the seven faire weekends had substantial rain which severely impacted attendance. The decreased revenues for the Southern California Faire were due to being open one less weekend in 1997 than in 1996. Although revenues were down in Virginia, the operating loss was reduced by approximately $250,000, from a loss of approximately $680,000 for the 1996 period to a loss of approximately $430,000 for the 1997 period, through expense control.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,029,928 or 10%, from $10,283,166 in 1996 to $9,253,238 in 1997.
The primary causes of this decrease were the $380,000 of goodwill writedown and unusual expenses of a one time nature of approximately $400,000 applicable to the initial start-up of the Virginia Faire included in 1996 results.

Of the operating expenses, salaries increased 5%, from $3,722,829 in 1996 to $3,907,931 in 1997, reflecting normal salary increases.

Advertising expense decreased $460,661, or 19%, from $2,450,985 in 1996 to $1,990,324 in 1997. This decrease was due to spending more in 1996 for advertising the first year of the Virginia Faire as well as the utilization of more cost efficient methods of advertising in 1997.

Depreciation and amortization increased 10%, from $479,862 in 1996 to $529,732 in 1997. This increase is primarily the result of depreciation on the approximately $4,000,000 invested in buildings and improvements to the Virginia property. This increase would have been greater had the Company not standardized the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) decreased $424,239 or 13%, from $3,249,490 in 1996 to $2,825,251 in 1997. Included in this decrease is the $400,000 of one-time expenses discussed above, incurred in 1996 in connection with the initial start-up of the Virginia Faire. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) increased $1,004,743 from a loss of ($1,432,391) for the 1996 period to a loss of ($427,648) for the 1997 period.

A 57% increase in interest expense from $187,972 in 1996 to $295,275 in 1997 resulted from an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other income/expense increased $458,886, from other expense of ($199,951) in 1996 to other income of $258,935 in 1997. The primary source of the other income in 1997 was the reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter it became apparent that this site would not be available and that these costs would not be incurred. In addition, it is not possible at this time to determine what expenses may be incurred if the Company is required to find a new site for this Faire. The primary source of the other expense in 1996 was the reversal of $200,000 of other income which had been recorded in the quarter ended December 31, 1995. In late 1995, the State of Virginia paid the Company $200,000 which upon initial evaluation was considered income. Upon further review, it was determined that the more appropriate treatment of this amount was as a reduction of fixed assets. The appropriate adjustment in the last quarter of the fiscal year ended March 31, 1996 (which is the first quarter of the calendar year) resulted in the $200,000 charge to expense.

Combining net operating income with other income/expense resulted in a $1,341,718 increase in net income before taxes, from a loss of ($1,761,443) for the 1996 period to a loss of ($419,725) for the 1997 period.

As a result of operating losses for the entire fiscal year ended March 31, 1996 (the Company's fiscal year previously ended March 31), a refund of taxes paid in prior years was available in the 1996 period. This resulted in a credit to Income Taxes of $239,273 for the nine month period ended September 30, 1996.

Net income to common stockholders increased $1,102,445, from a loss of ($1,522,170) for the 1996 period to a loss of ($419,725) for the 1997 period. Finally, the net loss per common share improved from a loss of ($.17) for the 1996 period to a loss of ($.04) for the 1997 period, based on 8,813,137 weighted average shares outstanding during the 1996 period and 9,574,197 weighted average shares outstanding during the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was narrowed during the nine months ended September 30, 1997, from $1,506,284 at December 31, 1996 to $560,398 at
September 30, 1997. This improvement resulted from a number of cost reductions implemented by management in order to reduce the Company's working capital requirements and the issuance of $1,000,000 of convertible debentures during the first five months of the year.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term bank lines of credit borrowings which was the maximum amount available under the lines and did not therefore have any unused credit available for the 1997 faire season. Subsequent to year end, the Company entered into an agreement with the banks which required the Company to pay these lines from 1997 operations. As of September 30, 1997, the entire balance of these lines was repaid. Since December 31, 1996, the Company has also raised $1,000,000 of working capital through the issuance of convertible debentures, of which $250,000 was issued to Charles S. Leavell, Chairman of the Board of Directors of the Company and the balance to Mr. Leavell's father and an unrelated party, and also raised

$350,000 of working capital from the sale of convertible notes to a number of private investors. The debentures are secured by mortgages on the Company's Wisconsin and Virginia Faire sites, and the notes are secured by a mortgage on the Company's Wisconsin Faire site. The debentures are convertible into common stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's common stock, and the notes are convertible into common stock at the lesser of $1.75 per share or 50% of the fair market value for the Company's common stock. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's common stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's common stock.

Management believes that the Company should raise additional working capital in order to more adequately fund its operations. During July 1997, the Company entered into a letter of intent for the sale/leaseback of its Wisconsin and Virginia Faire sites. Subsequently, the parties determined to limit the transaction to a sale of the Wisconsin faire site for $4,000,000 and to lease this property back to the Company for a period of 20 years with lease payments of $400,000 per year during each of the first two years, and increasing to $543,333 per year in years 13 through 20. The sale/leaseback transaction closed during November 1997. The Company has the right to reacquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The sale/leaseback transaction required a security deposit of $666,667, $333,333 of which is to be released in four years and the balance released in eight years. The purchasers of the property were granted a six-year warrant representing the right to acquire an aggregate of 766,667 shares of the Company's Common Stock at an exercise price of $1 per share. The Company's working capital was increased by approximately $1,600,000 as the result of this transaction, which the Company believes will be adequate to fund working capital requirements through at least the fiscal year ending December 31, 1998. Such funds will not, however, be adequate to fund the relocation of the Company's Northern or Southern California Faires. Therefore, additional capital may be sought through borrowings or from additional equity financing.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $931,451 at December 31, 1996 to $1,411,915 at September 30, 1997, an
increase of $480,464 or 52%. Of these amounts, cash and cash equivalents increased from $374,289 at December 31, 1996 to $375,222 at September 30, 1997. Accounts receivable increased from $99,551 at December 31, 1996 to $765,154 at September 30, 1997. This is a normal condition, reflecting outstanding balances due from vendors for recently completed faires. Prepaid expenses decreased from $139,167 at December 31, 1996 to $100,010 at September 30, 1997.

Current liabilities decreased from $2,437,735 at December 31, 1996 to $1,972,313 at September 30, 1997, a decrease of $465,422 or 19%. This decrease is due to the pay off in the first nine months of the $1,000,000 in bank lines of credit borrowing discussed above. The current portion of notes payable decreased from $1,209,119 at December 31, 1996 to $1,112,684 at September 30, 1997. Of this amount, $1,000,000 was repaid during November 1997 from the proceeds of the sale/leaseback transaction discussed above. Unearned income, which consists of the sale of admission tickets to upcoming faires and deposits received from craft vendors for future faires, decreased from $160,588 at December 31, 1996 to $85,350 at September 30, 1997.

Total assets decreased from $9,872,349 at December 31, 1996 to $9,636,265 at September 30, 1997, a decrease of $236,084 or 2%. Of this amount, the increase in current assets of $480,464 was more than offset by moderate decreases in the other non-current asset categories. Property, plant and equipment (net of depreciation) decreased by $131,045 or 2% from $7,176,755 at December 31, 1996 to $7,045,710 at September 30, 1997 as a result of depreciation of assets for the period. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $620,826 at December 31, 1996 to $582,819 at September 30, 1997 as the result of normal amortization. Other miscellaneous assets (organizational costs and vendor deposits) increased from $253,201 at December 31, 1996 to $285,714 at September 30, 1997.

Total liabilities decreased from $4,816,897 at December 31, 1996 to $4,022,000 at September 30, 1997, a decrease of $794,897 or 17%. Total liabilities at September 30, 1997 include $1,972,313 in current liabilities (discussed above), plus $2,049,687 from the long-term portion of the following bank loans: a $700,000 mortgage on the Bristol Faire property and a $1,000,000 mortgage on the Virginia Faire property. The $700,000 mortgage on the Bristol Faire property was repaid during November 1997 from the proceeds of the sale/leaseback transaction discussed above. In August 1997, the Company had approximately $615,000 of certificates of deposit mature which were previously held as additional collateral by the lending bank of the two Virginia loans. The Company elected to apply this amount to the two loans, thereby paying off the $250,000 loan for construction of vendor booths in Virginia, and applying the balance to reduce the mortgage on the Virginia property.

Stockholders' Equity increased from $5,055,452 at December 31, 1996 to $5,614,265 at September 30, 1997, an increase of $558,813 or 11%. This increase resulted from the net loss of ($419,725), more than offset by additional contributed capital received as the result of the exercise of 140,292 Class A Warrants at $2.00 per share, the exercise of 68,000 Class B Warrants at $2.625 per share, and the exercise of 111,716 employee stock options at prices ranging from $1.125 to $3.50 per share. As of September 30, 1997, the Company had outstanding 9,636,262 shares of common stock, 1,673,564 Class A Warrants representing the right to purchase common stock at $2.00 per share, and 1,981,966 Class B warrants representing the right to purchase common stock at $2.625 per share.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1997.

                            PART II. OTHER INFORMATION



Item 1.       Legal Proceedings

              From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. On June 5, 1997, Carl Jablonski, a former employee of the Company, commenced an action against the Company, Charles S. Leavell, Chairman of the Board of Directors of the Company, Howard C. Hamburg, a Vice President of the Company, and Duke & Co., Inc. in Superior Court of the State of California in and for the County of Marin alleging breach of implied contract of employment, breach of the covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unlawful discrimination based on age and intentional and negligent infliction of emotional distress. The complaint seeks damages, including punitive damages, in an unspecified amount.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              The Company was not required to file report on Form 8-K during the quarter ended September 30, 1997.

              Exhibit 27.  Financial Data Schedule

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    RENAISSANCE ENTERTAINMENT CORPORATION



Dated:     11/14/97               /s/ James R. McDonald
           --------               ------------------------------------------
                                  James R. McDonald, Chief Financial Officer