Form 10-K
period 1997-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 1998-04-15
CIK 838782

                                     FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    for the fiscal year ended December 31, 1997

                                         OR

              [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-23782

                       RENAISSANCE ENTERTAINMENT CORPORATION

                             --------------------------
                  (Name of Registrant as Specified in its Charter)

          Colorado                                            84-1094630
--------------------------------                          ---------------------
  (State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                         Identification number

 275 Century Circle, Suite 102, Louisville, Colorado             80027
-----------------------------------------------------  ------------------------
     (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (303) 664-0300

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

As of March 31, 1998, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASDAQ Small Cap Market held by non-affiliates of the Registrant was approximately $1,990,000. As of March 31, 1998, 2,089,894 shares of the Common Stock of the Registrant were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

None.

                                       PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                                 ITEM 1:  BUSINESS

OVERVIEW

Renaissance Entertainment Corporation operates five Renaissance Faires in the United States. The newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project which was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. The Renaissance entertainment industry consists of over 100 separate events of varying size with a Renaissance theme and has an estimated attendance in excess of 4,000,000 visitors annually.

The Renaissance Faire is a recreation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England. This fantasy experience is created through authentic craft shops, food vendors and continuous live entertainment throughout the day, both on the street and the stage, including actors, jugglers, jousters, magicians, dancers and musicians.

WEB SITE. The Company maintains a home page at www.renfair.com and financial information pages at www.recfair.com/fair.

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

The following table shows the attendance, number of vendors and net operating income for the Company's Faires during the 1997 and 1996 faire seasons.


                                     Approximate
                 Attendance       Number of Vendors    Net Operating Income
               -----------------  -----------------    ---------------------
                 1997      1996     1997     1996         1997        1996
                ------    ------   ------   ------       ------      ------
Bristol       167,166   190,604      150      150      $655,762      $987,660
Northern CA   182,600   184,548      150      150       455,824       352,964
Southern CA   172,050   166,283      150      150       165,597       745,634
New York      131,701   150,773      100      100      (119,600)     (301,291)
Virginia       49,574    60,943       50       50      (549,143)     (644,813)
              -------   -------                         -------    ----------
  Total       703,091   753,151                        $608,440    $1,140,154

--------------

BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is conducted at the Kenosha, Wisconsin site leased by the Company. It has been in existence for 11 years. The Bristol Renaissance Faire is presented annually for nine weekends beginning the last weekend in June and ending the third weekend in August.

The Bristol Renaissance Faire was originally located on 80 acres. In May 1995, the Company purchased an adjacent 80 acres of real estate which in the past it had used under lease, for a purchase price of $850,000. During November 1997, the Company sold this site and leased it back for a period of 20 years. See "Property." Improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops.

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

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 31 years. This Faire is conducted annually for six to seven weekends, typically beginning Labor Day weekend and running through the first or second weekend of October. This Faire is scheduled to run for seven weekends in 1998 beginning in the last weekend in July through the Labor Day weekend.

The Northern California Faire is located on leased property in Novato, California. The lease is on a year-by-year basis which, unless extended, will expire before the 1998 faire season. The rent was $350,000 in 1996 and $375,000 in 1997. The owner of this site has indicated that the site will be available in 1998 on the same terms as for 1997. The Company is investigating new sites for the Faire which, if acceptable and available, will not be available until at least 1999. The Company estimates that it will be required to spend from $800,000 to $1,300,000 for the investigation and development of a new site prior to the opening of the Faire at the site.

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

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been conducted for the past 35 years in the Los Angeles metropolitan area. This Faire is held annually for eight or nine weekends beginning the last week of April and ending Mid-June.

The Southern Renaissance Pleasure Faire is held in Glenn Helen Regional Park located near Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a one year lease for the 1998 Faire. Rental under the lease is equal to 4.0% of gross revenues. The Company has the option of leasing the San Bernardino site in the future, but is currently investigating new sites for the Southern Renaissance Pleasure Faire.

The Southern Renaissance Pleasure Faire site is only occupied during the Faire season and must be vacated following completion of the Faire. Accordingly, all structures are mobile and transported to the Northern Renaissance Faire site for storage during the off-season.

Although the Company has operated that Faire during the past several years at a profit, management believes that it should either relocate the Faire or obtain a long-term lease for the current faire site in order to improve its profitability in the future. The owner of this site has indicated that it is willing to enter into a long-term lease for the faire site. With a long-term lease, the Company would be able to make permanent improvements to the site and reduce its annual set-up cost for the faire. The Company has not, as of the date of this report, entered into a long-term lease for the existing faire site and there can be no assurance that it will be able to obtain a long-term lease for this site.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and recreates a 16th century English country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear as well as other arts and crafts shows in the New York tri-state area. The Company issued 108,000 shares (adjusted for the reverse stock split effective February 20, 1998) of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd. A new manager was hired for this faire and a number of new promotional activities and entertainment acts were introduced during the 1997 faire season.

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

Some of the management of the Virginia Faire is handled by employees of the Bristol Faire, including such areas as entertainment and public relations. The Company is developing other income-producing activities for this site. A winter festival was held in December 1997 and has been scheduled for 1998. Additional potential uses for this site include a Halloween forest of fear, music festivals, or other special events.

VENDORS

Approximately 15% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftsmen who sell food and crafts, and offer games and rides. During the 1997 faire season, there were approximately 150 vendors at each of the Bristol, Northern California and Southern California Faires, 100 vendors at the New York faire and 50 vendors at the Virginia faire. Typically, there is little turnover in vendors from one faire season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular faire.

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

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 1997 and 1996 faire seasons from each of these activities.



                                 1997           1996
                              ----------   ------------
Gate Admissions               $6,287,093   $  6,443,461
Beverage Revenue               2,826,241      2,797,683
Parking Revenue                  876,557        808,008
Food Revenue                   1,191,705      1,328,339
Craft Fees                     1,246,980      1,319,805
Game Fees                        230,642        224,542
Souvenir Revenue                 827,907        724,518
Sponsorship Fees                 252,292        230,020
Camping Fees                     261,136        241,084
Miscellaneous Fees               158,037        436,117
                             -----------    -----------
   Total                     $14,158,590    $14,553,577


GATE ADMISSIONS. Gate admissions are set generally from $14.00 to $17.50 for adults, $5.95 to $6.95 for children, with children under the age of five admitted free. Discounts for senior's and military personnel are $1.00 to $2.00. Off premises discount ticket sales are available at Cub Foods, K-Mart, Sentry
Foods, Shoprite and Kits Camera.   Discount coupons are available at retail
outlets operated by the Company's sponsors, including McDonalds, Subway, White Castle, Vons super markets and Amoco Stations. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

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

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Eastman Kodak Company, Hyatt Hotels & Resorts, Inc., Coca-Cola Company, Miller Brewing Company, Amoco Production Company and Sentry Foods, Inc. Agreements with such sponsors have included joint advertising, sponsorship fees, and product giveaways. During the 1998 faire season, the Company is premiering matinee programs with Educational Travel Tours, Inc. for school children at three of its faire sites. The program is designed to provide an educational experience with lively entertainment. The Company anticipates that 20,000 school children will attend these programs during 1998.

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

COMPETITION

As a promoter and operator of family entertainment events, the Company faces significant competition from other more traditional entertainment alternatives, including amusement parks, theme parks, local and county fairs, and specialty festivals. At each of the markets in which the Company competes, there are many entertainment events which compete for the consumers' entertainment dollars. Many of these entertainment events have attendance and revenues substantially greater than the Company's Faires in such markets. The Company competes on the basis of entertainment value and uniqueness of the Renaissance event. The Company emphasizes its Faires as an activity which appeals to the whole family.

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

EMPLOYEES

At March 31, 1998, the Company had 13 full-time employees working in its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and part-time employees who are engaged during the Faire presentation. At March 31, 1998, the Bristol Faire had 7 full-time employees, the California Faires had 10 full-time employees, the New York Faire had 8 full-time employees and the Virginia Faire had 7 full-time employees.

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

                                 ITEM 2:  PROPERTY

The Company's corporate headquarters are located at 275 Century Circle, Suite 102, Louisville, Colorado. This property measures 2,789 square feet and is currently leased at $3,603 per month, with annual increases based on increases in the Consumer Price Index. The lease is for a term of five years expiring in 2003, with two five-year renewal options. The Company considers these offices to be suitable for its current needs.

The Company leases approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The lease is for a period of 20 years with lease payments of $400,000 per year during each of the first two years beginning in November 1997 and increasing to $543,333 per year in years 13 through 20. The Company has the right to acquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through
20. The Company has made a security deposit of $666,667, $333,333 of which is to be released in three years and the balance released in seven years.

The Company has leased the property where the Northern California Renaissance Pleasure Faire is held, located at 1410 Highway 37, Novato, California 94945. Office quarters for all California personnel is included in the overall lease covering the Faire site. See "Business--Existing Renaissance Faires and Sites--Northern California Renaissance Faire."

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. This lease expires December 31, 2000.

On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. The funds for this purchase were provided from the proceeds of a sale of the Company's Common Stock early in 1995. This property houses the Virginia Renaissance Faire. The construction of the Faire was financed with a $1.5 million mortgage (balance at December 31, 1997 - $990,297), repayable over 15 years at an initial interest rate of 8.65% annually, plus the use of corporate funds. The Company also borrowed $250,000 to finance the construction of buildings for crafts vendors, with repayment over five years at an interest rate of 9.5% annually.

                             ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. On June 5, 1997, Carl Jablonski, a former employee of the Company, commenced an action against the Company, Charles S. Leavell, Chairman of the Board of Directors of the Company, Howard C. Hamburg, a Vice President of the Company, and Duke & Co., Inc. in Superior Court of the State of California in and for the County of Marin alleging breach of implied contract of employment, breach of the covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unlawful discrimination based on age and intentional and negligent infliction of emotional distress. This suit has been settled, based on the Company's agreement to pay Mr. Jablonski $64,875.

             ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 24, 1997. At that meeting, the following five directors, constituting all members of the Board of Directors, were elected.

                         VOTES CAST    VOTES CAST                 BROKER
NAME                         FOR         AGAINST   ABSTENTIONS   NON-VOTES
Charles S. Leavell        8,028,032         0        285,856         0
Sanford L. Schwartz       8,028,032         0        285,856         0
Robert Geller             8,028,032         0        285,856         0
Charles J. Weber          7,629,032         0        684,856         0
Dean Petkanas             7,629,032         0        684,856         0

At the Annual Meeting, the shareholders were also asked to ratify the selection of Schumacher & Associates, Inc. as independent auditors for the Company. The vote for such ratification was: 8,036,787 FOR; 117,325 AGAINST, and 159,776 ABSTENTIONS.

The Proxy Card for the meeting included a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan (the "Plan"). This item was added late in the preparation of the proxy materials and no disclosure regarding the Plan and this proposal was included in the accompanying Proxy Statement due to a communications failure. The Company learned, just prior to the meeting, that a shareholder was soliciting against this proposal and subsequently discovered that a description of the proposal had not been included in the Proxy Statement. Because of this omission, no action was taken at the meeting with respect to the proposal to increase the number of shares reserved for issuance under the Plan.

                       ITEM 5:  MARKET FOR THE COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since August 21, 1997, the Company's Common Stock has been traded in the Nasdaq Small Cap Market and from September 1, 1995 to August 21, 1997, it traded on the Nasdaq National Market. From December 9, 1996, to January 27, 1998, the Company's Common Stock was also traded on the Philadelphia Stock Exchange. The following table reflects the high and low prices of the Company's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarters retroactively adjusted for a 2-for-1 stock split in October 1996 and a 1-for-5 reverse stock split in February 1998. The prices reflect the high and low sales prices. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.

Calendar Years Ended December 31              High           Low
--------------------------------              ----           ---
          1996

First Quarter ended March 31                $35.94         $25.94
Second Quarter ended June 30                 34.05          28.13
Third Quarter ended September 30             35.00          31.50
Fourth Quarter ended December 31             37.50          25.00

          1997
First Quarter ended March 31                 34.38          25.31
Second Quarter ended June 30                 25.00           5.00
Third Quarter ended September 30              6.25           2.50
Fourth Quarter ended December 31              6.56           1.40

          1998
First Quarter ended March 31                 1.625           .625

     As of March 31, 1998, there were approximately 117 shareholders of record. The Company estimates that there are approximately 1,530 beneficial owners of its Common Stock.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

                          ITEM 6:  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report. Information is not provided for or at the end of fiscal 1993 as the financial statements for this period, which would be for a predecessor company, are not available to the Company. The information for fiscal 1993 would, as is the information for and at the end of fiscal 1994, be for only one of the Company's Faires (the Bristol Renaissance Faire) and would not be, in the Company's opinion, material to an understanding of the Company's current financial information. The acquisition in 1996 of Creative Fairs Ltd. was accounted for as a pooling of interest. The income statement data for the nine months ended December 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. for the year ended December 31, 1996 and 1995 and accounts for the Company for the nine-month periods ended December 31, 1996 and 1995. The income statement data for the years ended March 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. for the two years ended December 31, 1995 and 1994 and the consolidated accounts of the Company for the years ended March 31, 1996 and 1995, respectively. The balance sheet data as of December 31, 1996 and 1995 include the accounts of Creative Fairs Ltd. as of December 31, 1996 and December 31, 1995, respectively. The balance sheet data as of March 31, 1996 and 1995, also include the accounts of Creative Fairs Ltd. as of December 31, 1995 and 1994, respectively. The income statement data for the year ended March 31, 1994 and as of March 31, 1994 do not include information regarding Creative Fairs Ltd. as audited financial statements for periods prior to January 1, 1994 were not available to the Company. All share and per share data contained herein and elsewhere in this report have, unless the context indicates otherwise, been retroactively adjusted for the February 23, 1998 one-for-five reverse stock split of the Company's common stock.


                                                           YEARS ENDED                     NINE MONTHS               YEAR ENDED
                                                             MARCH 31,                  ENDED DECEMBER 31,           DECEMBER 31,
                                                 --------------------------------    ----------------------   ---------------------
INCOME STATEMENT DATA                              1994        1995         1996        1995         1996        1996         1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           ----        ----         ----        ----         ----        ----         ----
Revenue                                          $1,973     $12,540      $12,811     $10,470      $14,554     $14,543      $14,159
Gross Profit                                      1,694       9,327        8,984       7,265        9,741       9,715        9,552
Net Operating Income (Loss)                         (39)        757       (1,475)        111       (1,753)     (3,221)      (2,288)
Net Income (Loss) After Taxes                       (98)        576       (1,274)        264       (1,852)     (3,351)      (2,567)
Net Income (Loss) to Common Shareholders            (98)        533       (1,274)        264       (1,852)     (3,351)      (2,567)
Net Income (Loss) Per Common Share                 (.26)        .56         (.81)        .17        (1.04)      (1.91)       (1.32)

Weighted Average Common Shares Outstanding          380         960        1,565       1,529        1,781       1,753        1,949

                                                                     MARCH 31,                           DECEMBER 31,
                                                       ------------------------------------  ----------------------------------
BALANCE SHEET DATA                                        1994         1995         1996        1995        1996         1997
(IN THOUSANDS)                                            ----         ----         ----        ----        ----         ----
Working capital (deficiency)                           $  (524)      $3,123      $    15      $  768     $(1,506)      $ (205)
Total current assets                                       167        4,012        2,120       1,308         931        1,236
Total assets                                             1,257        6,853       10,433       8,226       9,872        9,878
Total current liabilities                                  691          889        2,105         539       2,438        1,440
Long-term debt (less current maturities)                   434          451        2,531         846       2,379          954
Stockholders' equity                                       132        5,513        5,797       6,841       5,055        3,574



                  ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 1997. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996 and a net loss of ($2,567,097) for the fiscal year ended December 31, 1997. The New York and Virginia Faires operated at a loss during 1996 and 1997. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company hired a new manager for this Faire and introduced several new entertainment acts and implemented additional promotional efforts for this Faire's 1997 season. The operating loss for this Faire was reduced by over 60% in 1997 compared to 1996.

The owner of the site for the Company's Northern California Faire is seeking to develop this site for commercial construction purposes, although the owner's efforts to do so are currently being blocked by pending litigation in which the use of the site for such purposes is being challenged. The owner of this site has indicated that it will grant an extension of the lease for this site for the 1998 faire season. While the Company is investigating new sites for the Northern California Faire, there can be no assurance that the Company will be able to secure a new site for this faire for the 1999 or following faire seasons.

The Company is negotiating with the owner of the site for its Southern California Faire for a long-term lease for this site. The ability to enter into a long-term lease for the current site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the faire.

The Company had a working capital deficit ($204,821) as of December 31, 1997. During the first four months of fiscal 1998, the Company obtained $498,000 of additional capital through short-term loans. While the Company believes that it has adequate capital to fund anticipated operations for fiscal 1998, it believes it must obtain additional working capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996. Revenues decreased approximately $394,987 or 3% from $14,543,577 in 1996 to $14,158,590 in 1997. This decrease was primarily the result of a decrease in revenues for the Virginia Faire of approximately $150,000 and a decrease in revenues for the Bristol and Southern California faires of approximately $200,000 each. These decreases were offset by increases of approximately $200,000 and $50,000 for the Northern California and New York faires, respectively. The decreased revenues for the Virginia Faire were due to unusually inclement weather - six of the seven faire weekends had substantial rain which severely impacted attendance. The decreased revenues for the Southern California Faire were due to being open one less weekend in 1997 than in 1996. The decreased revenues for the Bristol faire was due to less favorable weather in 1997 than in 1996. Although revenues were down in Virginia, the operating loss was reduced by approximately $100,000, from a loss of approximately $650,000 for the 1996 period to a loss of approximately $550,000 for the 1997 period, through expense control.

Operating expenses (year-round operating costs and corporate overhead) increased $345,722 or 3%, from $11,494,457 in 1996 to $11,840,179 in 1997.
The primary causes for the increase is the three months of additional expense included in the 1997 period. This increase was partially offset by the $380,000 of goodwill writedown, unusual expenses of a one time nature of approximately $400,000 applicable to the initial start-up of the Virginia Faire included in 1996 results, and a $450,000 accrual in the fourth quarter of 1996 relating to expenses expected to be incurred in connection with the relocation of the Northern California faire.

Of the operating expenses, salaries and wages increased 17%, or $696,904 in 1997 primarily due to the full 12 months of expenses in the 1997 period compared to 9 months in the 1996 period.

Advertising expense decreased $76,744, or 3%, from $2,511,973 in 1996 to $2,435,229 in 1997. This decrease was due to spending more in 1996 for advertising the first year of the Virginia Faire as well as the utilization of more cost efficient methods of advertising in 1997.

Depreciation and amortization increased $67,780 or 11%. This increase reflects the 12-month period in 1997 compared to 9 months in 1996. This increase would have been greater had the Company not standardized the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) decreased $342,218 or 8%, from $4,300,062 in 1996 to $3,957,844 in
1997. The decrease would have been larger except for the fact that the 1997 period included expenses for 12 months compared to only 9 months for the 1996 period. Included in this decrease is the $400,000 of one-time expenses discussed above, incurred in 1996 in connection with the initial start-up of the Virginia Faire. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $534,695 from a loss of ($1,753,496) for the 1996 period to a loss of ($2,288,191) for the 1997 period. This decrease is due to the 1997 period including a full 12 months of operations compared to only 9 months in 1996. The first three months of the calendar year, which were not included in the 1996 period, is the worst quarter for the Company as it has no significant revenues during this quarter. If this quarter was included in the 1996 period, it would have shown a loss of approximately ($3,220,000) or an increased loss of approximately ($930,000) compared to 1997.

A 46% increase in interest expense from $253,740 in 1996 to $370,813 in 1997 reflects the three additional months in the 1997 period and an increase in the Company's borrowing levels throughout the 1997 period as compared to the 1996 period.

Other income/expense decreased $56,064, from other income of $86,940 in 1996 to other income of $30,876 in 1997. The primary cause for the decrease was due to the write-off in 1997 of approximately $73,000 of expenses relating to the development of a potential new site for the Southern California faire which had been capitalized in 1996.

Combining net operating income with other income/expense resulted in a ($715,372) increase in net loss before taxes, from a loss of ($1,851,725) for the 1996 period to a loss of ($2,567,097) for the 1997 period. Again, if the first quarter of the calendar year had been included in the 1996 period, net income before taxes would have shown a reduction of approximately ($784,000) in the net loss in 1997 compared to the net loss for the full 12-month period in 1996.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995. On June 21, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year from April 1 to March 31 to January 1 to December
31. As a result, the fiscal period ended December 31, 1996 is for a nine-month period, rather than for a full twelve months. In order to make the comparison of the fiscal period ended December 31, 1996 with the prior fiscal year more meaningful, the following discussion compares the results of operations for the fiscal period ended December 31, 1996 to the results of operations for the nine months ended December 31, 1995, rather than to the full fiscal year ended March 31, 1996. See "Selected Financial Data," for information regarding the unaudited results of operations for the nine months ended December 31, 1995, as well as information for the audited fiscal periods ended March 31, 1995 and 1996 and December 31, 1996.

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

Other operating expenses (all other general and administrative expenses of the Company) increased $720,808 or 26%, from $2,749,254 in 1995 to $3,470,062 in
1996. This increase is primarily the result of increased operating expenses (approximately $570,000) resulting from the two additional Faires, and also greater overhead costs (approximately $100,000 in the aggregate) at each faire site plus an increase in other corporate activities (approximately $50,000) which support faire operations and pursue new ventures. As a result of the foregoing, net operating income (before interest charges and other income) decreased $1,864,495, from $110,999 in 1995 to a loss of ($1,753,496) in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit was narrowed during 1997 from ($1,506,284) at December 31, 1996 to ($204,821) at December 31, 1997. This improvement resulted from a number of cost reductions implemented by management in order to reduce the Company's working capital requirements and the sale lease back of the Bristol faire site in Wisconsin.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. The Company has historically relied upon various revolving credit facilities to meet its working capital requirements during this period. At December 31, 1996, the Company had outstanding $1,000,000 in short-term bank lines of credit borrowings which was the maximum amount available under the lines and did not therefore have any unused credit available for the 1997 faire season. During the first quarter of 1997, the Company entered into an agreement with the banks which required the Company to pay these lines from 1997 operations. During 1997, the Company also raised $1,000,000 of working capital through the issuance of convertible debentures, of which $250,000 was issued to Charles S. Leavell, Chairman of the Board of Directors of the Company and the balance to Mr. Leavell's father and an unrelated party, and also raised $350,000 of working capital from the sale of convertible notes to a number of private investors.
The debentures which were secured by mortgages on the Company's Wisconsin and Virginia faire sites, were repaid upon completion of the sale/lease back of the Wisconsin faire site described below. The notes were secured by a mortgage on the Company's Wisconsin Faire site. Upon the sale/lease back of the Wisconsin faire site, the noteholders consented to a termination of the mortgage on this property in consideration for which they were granted a mortgage on the Virginia Faire site. The notes are convertible into common stock at the lesser of $8.75 per share or 50% of the fair market value for the Company's common stock. The debenture holders were also granted warrants to purchase an aggregate of 200,000 shares of the Company's common stock which were canceled upon payment of the debentures. At December 31, 1997, $175,000 principal amount of the notes were outstanding and $175,000 principal amount of the notes and interest due thereon had been converted into 125,397 shares of the Company's Common Stock.

During November 1997, the Company completed the sale of its Wisconsin Faire site for $4,000,000. The purchaser leased this property back to the Company for a period of 20 years with lease payments of $400,000 per year during each of the first two years, and increasing to $543,333 per year in years 13 through 20.
The Company has the right to reacquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The sale/leaseback transaction required a security deposit of $666,667, $333,333 of which is to be released in four years and the balance released in eight years. The purchasers of the property were granted a six-year warrant representing the right to acquire an aggregate of 153,333 shares of the

Company's Common Stock at an exercise price of $5 per share. The Company's working capital was increased by approximately $1,600,000 as the result of this transaction. During the first four months of fiscal 1998, the Company has raised $498,000 of short-term capital to fund operating capital requirements for the first six months of the fiscal year. These funds were provided by Charles
S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and three other investors (an aggregate of $200,000). The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an excise price of $1.50. While the Company believes it has adequate capital to fund operations during 1998, the Company believes it needs to raise additional capital to more adequately fund its operations. Additional capital will be sought through borrowings or from additional equity financing.

Reviewing the change in financial position over the years, current assets, largely comprised of cash and prepaid expenses, increased from $931,451 at December 31, 1996 to $1,235,606 at December 31, 1997, an increase of $274,155 or 29%. Of these amounts, cash and cash equivalents increased from $374,289 at December 31, 1996 to $590,022 at December 31, 1997. Accounts receivable decreased from $99,551 at December 31, 1996 to $21,710 at December 31, 1997. Prepaid expenses increased from $139,167 at December 31, 1996 to $480,320 at December 31, 1997, due primarily to the prepayment of the first year's rent pursuant to the sale/leaseback of the Bristol Faire site.

Current liabilities decreased from $2,437,735 at December 31, 1996 to $1,440,427 at December 31, 1997, a decrease of $997,308 or 41%. This decrease is primarily due to the pay off in the first nine months of 1997 of the $1,000,000 in bank lines of credit borrowing discussed above. The current portion of notes payable decreased from $1,209,119 at December 31, 1996 to $115,135 at December 31, 1997. Of this amount, $1,000,000 was repaid during November 1997 from the proceeds of the sale/leaseback transaction discussed above.

Total assets were $9,872,349 at December 31, 1996 compared to $9,877,683 at December 31, 1997. Property, plant and equipment (net of depreciation) decreased by $289,883 or 4% from $7,176,755 at December 31, 1996 to $6,886,872 at December 31, 1997 as a result of depreciation of assets for the period. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $620,826 at December 31, 1996 to $570,150 at December 31, 1997 as the result of normal amortization. Other miscellaneous assets (organizational costs and vendor deposits) increased from $253,201 at December 31, 1996 to $845,977 at December 31, 1997, primarily due to the $666,667 security deposit applicable to the Bristol faire site which was paid at the closing of the sale/leaseback transaction described above.

Total liabilities increased from $4,816,897 at December 31, 1996 to $6,303,925 at December 31, 1997, an increase of $1,487,028 or 31%. Total liabilities at December 31, 1997 include $1,440,427 in current liabilities (discussed above), plus $918,277 from the long-term portion of the mortgage on the Virginia Faire site and the $3,909,696 lease obligation with respect to the sale/leaseback of the Bristol Faire site described above. In August 1997, the Company had approximately $615,000 of certificates of deposit mature which were previously held as additional collateral by the lending bank of the two Virginia loans. The Company elected to apply this amount to the two loans, thereby paying off the $250,000 loan for construction of vendor booths in Virginia, and applying the balance to reduce the mortgage on the Virginia property.

Stockholders' Equity decreased from $5,055,452 at December 31, 1996 to $3,573,758 at December 31, 1997, a decrease of $1,481,694 or 29%. This decrease resulted from the net loss of ($2,567,097), offset by additional contributed capital received as the result of the exercise of 28,058 Class A Warrants at $10.00 per share, the exercise of 13,600 Class B Warrants at $13.125 per share, and the exercise of 22,343 employee stock options at prices ranging from $5.625 to $17.50 per share. As of December 31, 1997, the Company had outstanding 2,051,679 shares of common stock, 334,712 Class A Warrants representing the right to purchase common stock at $10.00 per share, and 396,393 Class B warrants representing the right to purchase common stock at $13.125 per share.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1998.

                  FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996 and a net loss of ($2,567,097) in the fiscal year ended December 31, 1997. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. If the performance of these Faires does not improve in subsequent periods, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($204,821) as of December 31, 1997 and ($1,506,284) as of December 31, 1996.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for fiscal 1998, it will need additional funds to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. The Company operates its Northern California Faire during the Fall of each year at a site in Novato, California. While the Company does not have a written lease for this site for 1998, the owner of the site has indicated that it will be available although it will be necessary to begin the faire four weeks earlier in 1998 than in 1997. The Company understands that the owner of the site is seeking to develop the site for commercial construction purposes, although the owner's efforts to do so are currently being blocked by pending litigation in which the use of the site for such purpose is being challenged. The Company is investigating new sites for the Faire. There is no assurance that the Company will be successful in locating a new site for the Northern California Faire. In addition, the Company estimates that it could be required to spend from $500,000 to $1,000,000 for development of a site prior to the opening of the Faire at a new site. See "BUSINESS - EXISTING RENAISSANCE FAIRES AND SITES - NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE."

     POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The Company believes that it either needs to obtain a long-term lease for the current faire site or relocate the faire to another site for which a long-term lease would be available. The owner of this faire site has indicated that it was willing to enter into a long-term lease for the site. This would allow the Company to construct permanent structures on the site and significantly reduce setup cost for this faire. As of the date of this report, the Company has not entered into a long-term lease for the current faire site. See "BUSINESS-EXISTING RENAISSANCE FAIRES AND SITES-SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE."

     COMPETITION. The Company faces significant competition from numerous organizations throughout the country which offer Renaissance Faires and other entertainment events, including amusement parks, theme parks, local and county fairs and festivals, some of which possess significantly greater resources than the Company and in many cases greater expertise and industry contacts. The Company estimates that there are currently 20 major Renaissance Faires produced each year. In addition, the Company estimates that there are 100 minor Renaissance Faire events held throughout the United States each year, ranging in duration from one day to two weekends. See "BUSINESS - COMPETITION."

     LACK OF TRADEMARK PROTECTION. Because of the large number of existing Renaissance Faires, the Company is not able to rely upon trademark or service mark protection for the name "Renaissance Faire." As a result, there is no protection against others using the name "Renaissance Faire" for the production of entertainment events similar to those produced by the Company. The Company's own Faires could be negatively impacted by association with substandard productions. See "BUSINESS - INTELLECTUAL PROPERTY."

     PUBLIC LIABILITY AND INSURANCE. As a producer of a public entertainment event, the Company has exposure for claims of personal injury and property damage suffered by visitors to the Faires. To date, the Company has experienced only minimal claims which it has been able to resolve without litigation. The Company maintains comprehensive liability insurance which it considers to be adequate against this risk; however, there can be no assurance that a catastrophic event or claim which could result in damage or liability in excess of this coverage will not occur. See "BUSINESS - PUBLIC LIABILITY AND INSURANCE."

     DEPENDENCE UPON VENDORS. A substantial portion of the Company's revenues generated at each Faire are derived from arrangements that the Company has with vendors who construct elaborate booths at the Faires and sell a variety of food, crafts and souvenirs. This arrangement consists of either a fixed rental paid by the vendors to the Company or a percent of revenues. In either case, the success of a Faire is dependent upon the Company's ability to attract responsible vendors who sell high quality goods. See "BUSINESS - VENDORS."

     SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer and early fall. Unless the Company acquires or develops additional Faire sites in areas which are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ended September 30th of each year. See "BUSINESS - SEASONALITY AND WEATHER."

     DEPENDENCE UPON WEATHER. Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, which are determined substantially in advance in order to facilitate advertising and other promotional efforts. The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions. While each of the Company's faires, other than the Northern and Southern California faires, are open, rain or shine, poor weather, or even the forecast of poor weather, can result in substantial declines in attendance and, as a result, loss of revenues. The Northern and Southern California faires are closed if it is raining. Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire's infrastructure and buildings, as well as injuries to patrons and employees. Risks associated with the weather are beyond anyone's control but have a direct and material impact upon the relative success or failure of a given Faire. See "BUSINESS - SEASONALITY AND WEATHER."

     LICENSING AND OTHER GOVERNMENTAL REGULATION. For each Faire operated by the Company, it is necessary for the Company to apply for and obtain permits and other licenses from local governmental authorities controlling the conduct of the Faire, service of alcoholic beverages, service of food, health and sanitation and other matters at the Faire sites. Each governmental jurisdiction has its own regulatory requirements which can impose unforeseeable delays or impediments in preparing for a Faire production. While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company's future operations. See "BUSINESS - GOVERNMENT REGULATION."

     FAIRE SITES. The Company's Northern and Southern California Faire sites have been held pursuant to short-term leases. The Bristol Renaissance Faire and the New York Faire are also operated on leased sites. It is expected that future Faires that may be developed by the Company, if any, will also be presented on leased sites. The terms and conditions of each lease will vary from location and to a large extent are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

                ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

     1.   Report of Independent Certified Public Accountants;

     2.   Consolidated Balance Sheets as of December 31, 1996 and 1997,
          (audited);

     3. Consolidated Statements of Operations for the Fiscal Year Ended March 31, 1996, the nine-month period ended December 31, 1996 and the Fiscal Year Ended December 31, 1997 (audited);

     4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Year Ended March 31, 1996, the nine-month period ended December 31, 1996 and the Fiscal Year Ended December 31, 1997 (audited);

     5. Consolidated Statements of Cash Flows for the Fiscal Year Ended March 31, 1996, the nine-month period ended December 31, 1996 and the Fiscal Year Ended December 31, 1997 (audited); and

     6.   Notes to the Consolidated Financial Statements.

               ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

              ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:



                                                                        Director
  Name                        Age   Position                             Since
  ----                        ---   --------                             -----
   Charles S. Leavell         56    Chairman of the Board of             1993
                                    Directors, Chief Executive Officer
                                    and Chief Financial Officer

   Sanford L. Schwartz        48    Director                             1993

   Robert M. Geller           45    Director                             1994

   Dean Petkanas              34    Director                             1996

   Charles J. Weber           52    Director                             1997

   J. Stanley Gilbert         60    President and Chief Operating        --
                                    Officer

   Howard Hamburg             61    Vice President                       --

   Gloria Constantin          47    Secretary                            --

   Sue Brophy                 42    Controller                           --

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

     SANFORD L. SCHWARTZ has been a Director of the Company since April, 1993. Mr. Schwartz has been a founder, senior executive or director of nine publicly-traded companies over the last twenty years. From 1992 to present, Mr. Schwartz has been the Chairman of Creative Business Strategies, Inc. ("CBSI"), a business consulting firm. Prior to starting CBSI, Mr. Schwartz was, from 1989 to 1991, Chief Executive Officer of HealthWatch, Inc., a publicly-traded medical equipment manufacturer. Mr. Schwartz serves on the Board of Directors of HealthWatch, Inc.

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

     CHARLES J. WEBER was elected a director of the Company in 1997. Mr. Weber has been a successful key executive in the Entertainment/Communications Industry since the early 1970's. During this time, he has also been Chairman and Chief Executive Officer of Weber Communications, Inc., an international consulting firm providing professional management, consulting, business development, and financial services. He specializes in strategic alliances in the multimedia, broadcasting, entertainment, and communications fields. In this capacity, Mr. Weber has been instrumental in the production and financing of motion pictures, public and private corporate financing, domestic and international distribution, and mergers and acquisitions. He has also served in an executive role for Fortune 500, real estate and entertainment companies and has executive produced a number of feature films. In addition, from 1994-1995, he was President and Chief Executive Officer of Canwest International Corp.; from 1995-1996 he was President and Chief Executive Officer of the Producer's Entertainment Group; from 1996-1997 he was President and Chief Executive Officer of Greenlight Entertainment, Inc. Mr. Weber graduated from Manhattan College in New York in 1965, with a B.B.A. degree in Accounting. He received an M.B.A. degree in Finance and Management from Hofstra University in New York in 1967.

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

     Each Director is elected to serve for a term of one year and until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

                          ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 1997 (1977), December 31, 1996 (D1996), and March 31, 1996 (M1996) regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                      TABLE I

                             SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                       ----------------------------------------------------
                                         Annual Compensation                     Awards                   Payouts
                                 -----------------------------------   -------------------------  -------------------------
                                                              Other
                                                              Annual     Restricted                   LTIP       All Other
 Name and                                                     Compen-      Stock                  Options/Pay  Compensation
 Principal                        Salary         Bonus        sation       Award(s)                   outs          ($)
 Position             Year           ($)          ($)         ($)(1)         ($)         SARs          ($)
--------------------------------------------------------------------------------------------------------------------------
 Charles S. Leavell,
 Chairman and         1997       $80,000            -0-           -0-          -0-          -0-          -0-          -0-
 CEO                 D1996           -0-            -0-           -0-          -0-          -0-          -0-          -0-
                     M1996           -0-            -0-      $48,000(1)        -0-          -0-          -0-          -0-

 Miles Silverman,
 CEO,                 1997           -0-            -0-           -0-          -0-          -0-          -0-          -0-
 President           D1996       $ 95,147           -0-           -0-          -0-          -0-          -0-          -0-
                     M1996       $131,442           -0-           -0-          -0-          -0-          -0-          -0-




 Howard Hamburg,
 COO, VP              1997       $ 92,516         -0-           -0-          -0-          -0-          -0-         -0-
                     D1996       $ 78,182         -0-           -0-          -0-          -0-          -0-         -0-
                     M1996       $114,392         -0-           -0-          -0-          -0-          -0-         -0-

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

OPTIONS GRANTED DURING FISCAL 1997

The following table shows option grants during fiscal 1997 to the named executive officers of the Company.

                    Options Granted  Percent of Total   Exercise     Expiration
Name                 in Fiscal 1997   Options Granted     Price         Date
----                 --------------   ---------------     -----         ----
Charles S. Leavell    48,000 shs.           38%          $1.50       12/11/04


AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1997 retroactively adjusted for the February 1998 one-for-five reverse stock split. The Company does not have any outstanding stock appreciation rights.


                                                                                Number of         Value of Unexercised
                                                                               Unexercised               In-the-
                                                                             Options/SARs at        Money Option/SARs
                                                          Value                FY-end (#)           at FY-End ($)(1)
                             Shares Acquired            Realized              Exercisable/            Exercisable/
 Name                        on Exercise (#)               ($)                Unexercisable           Unexercisable
------------------------------------------------------------------------------------------------------------------------
 Charles S. Leavell                -0-                    $-0-                     0/0                    $0/$0
 Miles Silverman                   -0-                    $-0-                     0/0                    $0/$0
 Howard Hamburg                    -0-                    $-0-                     0/0                    $0/$0

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal period end and the exercise price of the options.

EMPLOYMENT AGREEMENT

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

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 1997, Directors, other than Mr. Geller and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options are to be granted in lieu of cash compensation. Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

Effective April 1, 1994, the Company appointed Robert M. Geller to serve as a director of the Company and entered into an agreement with him pursuant to which the Company agreed to include his name on the slate of nominees to be elected to serve as directors of the Company, and Mr. Geller consented to the inclusion of his name as a nominee through the 1996 annual meeting of shareholders. Pursuant to the terms of the agreement, Mr. Geller was granted non-qualified options exercisable to acquire up to 83,333 shares of the Company's Common Stock at an exercise price of $2.25 per share. Further, the Company has agreed to pay him $300 for each Board of Directors meeting he attends and to reimburse him for out-of-pocket expenses incurred in connection with attending those meetings.
The Company has also agreed to reimburse Mr. Geller for his out-of-pocket expenses incurred in connection with his services rendered as a consultant to the Company for which he also receives $75 an hour. Under this agreement, Mr. Geller received $4,420 in the 1997 fiscal year, $30,137 in the 1996 fiscal year and $9,421 in the nine-month period ended December 31, 1996.

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

      ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 31 1998,by: (i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                             Percent of
of Beneficial Owner                   Number of Shares        Class (1)
-------------------                   ----------------       -----------
Charles S. Leavell                        251,474 (2)            12.2%
1881 Ninth Street, Suite 319
Boulder, Colorado 80302

Legacy Fund, LLC                          180,000 (3)            8.8%
4900 Woodway
Suite 650
Houston, Texas 77056

Robert M. Geller                           45,333 (4)            2.2%

Sanford L. Schwartz                           870 (5)              *



Dean Petkanas                                   0                *

Charles J. Weber                                0                *

All Directors & Officers as a Group       389,432 (6)            18.2%
(7 Persons)

  *  Less than one percent

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 31, 1998, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 155,600 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell, exercisable at a price of $4.69 per share. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act. Includes options to purchase 20,000 shares at $2.85 per share.

(3) Represents shares issuable upon conversion of Notes at an assumed conversion price of $1.25 per share. See "Description of Securities -- Convertible Secured Notes."

(4) Includes non-qualified options to purchase 33,333 shares of Common Stock at an exercise price of $5.625 per share and non-qualified options to purchase 12,000 shares of Common Stock at an exercise price of $17.50 per share.

(5) Includes 870 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder.

(6) Includes 85,333 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1998.

              ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE DEBENTURES

During May 1997, the Company raised $1,000,000 through the issuance of convertible debentures, of which $250,000 principal amount was issued to Charles
S. Leavell, Chairman of the Board of Directors of the Company, and the balance to Mr. Leavell's father and an unrelated party. The investments by Mr. Leavell and his father were made through the conversion of short-term loans they had made to the Company earlier in fiscal 1997. The debentures were secured by mortgages on the Company's Wisconsin and Virginia faire sites and were convertible into Common Stock at the lesser of $4.50 per share or 70% of the fair market value of the Company's Common Stock at the time of conversion. The debenture holders were also granted warrants to purchase an aggregate of 200,000 (pre-split) shares of the Company's Common Stock at the lesser of $3.00 per share or 70% of the fair market value of the Company's Common Stock at the date of exercise of the warrants. During November 1997, the debentures were paid and the warrants were canceled.

CREATIVE FAIRES, LTD. AGREEMENT

On February 5, 1996, the Company, its newly-created and wholly-owned subsidiary Cfaires Acquisition Corp., Creative Faires, Ltd., and Barbara Hope and Donald C. Gaiti, the sole shareholders of Creative Faires, Ltd., entered into an Agreement and Plan of Merger pursuant to which Cfaires Acquisition Corp. was merged with and into

Creative Faires, Ltd. In connection with the merger, Ms. Hope and Mr. Gaiti who are married to each other, received an aggregate of 108,000 shares of the Company's Common Stock, and the Company became the sole shareholder of Creative Faires, Ltd. The Company also agreed to employ Mr. Gaiti and Ms. Hope as officers of Creative Faires, Ltd. for two-year periods ended February 5,1998. The market value for the 108,000 shares of Common Stock at the time of the transaction was $3,071,250. The shares were "restricted" shares as defined in Rule 144 promulgated by the Securities and Exchange Commission.

SHORT-TERM NOTES

During February and March 1998, eight private investors loaned the Company an aggregate of $498,000 pursuant to short-term loans payable July 1, 1998 through August 31, 1998. The loans were secured by substantially all of the Company's assets other than its real estate and bear interest at 6% per quarter. In addition, the lenders were granted a five-year warrant to purchase one share of the Company's Common Stock at $1.50 per share for each $2.50 loaned to the Company. Charles S. Leavell, Chairman of the Board of Directors, loaned $100,000 to the Company pursuant to this arrangement and two directors and two officers of the Company loaned, in the aggregate, an additional $198,000 to the Company pursuant to this arrangement.

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
             (1)

     10.1    Employment Agreement with Howard Hamburg, incorporated by
             reference from the Registrant's Current Report on Form 8-K dated
             December 31, 1995.  (1)

*    10.2    Office Lease with Diana Wilkins dated August 15, 1996.



*    10.3    Letter Agreement with Rob Geller dated July 19, 1994.  (1)

*    10.4    Specimen Vendor and Exhibitor Agreement for the Bristol
             Renaissance Faire.

*    10.5    Specimen Vendor and Exhibitor Agreement for the Northern and
             Southern Renaissance Pleasure Faires.

*    10.6    Specimen Bristol Renaissance Faire Concession Agreement.

*    10.7    Specimen Bristol Renaissance Faire Games Concession Agreement.

*    10.8    License Agreement and Lease with San Bernardino County for the
             Southern Renaissance Pleasure Faire site.

     10.9    Lease Agreement between Creative Faires, Ltd.  and Sterling Forest
             Corporation dated June 12, 1996 incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended March
             31, 1996.

*    10.10   Employment Agreement dated February 5, 1996 with Barbara Hope.

*    10.11   Employment Agreement dated February 5, 1996 with Donald C.  Gaiti.

     10.12 Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property, incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended
             March 31, 1996.

     10.13 Subscription and Purchase Agreement for 9% Convertible Debentures, incorporated herein by reference from the Registrant's
             Registration Statement on Form S-1 (No. 333-26677).

     10.14   Consulting and Warrant Compensation Agreement dated November 4,
             1997 between the Company and Wall Street Financial, incorporated by reference from Registrant's Registration Statement on Form S-1
             (No. 333-43503).

     10.15   Supplemental Agreement & Subscription and Purchase Agreement for
             10% Convertible Secured Notes, incorporated by reference from Registrant's Registration Statement on Form S-1 (No. 333-43503).

     10.16   Purchase Agreement dated November 12, 1997 between Faire Partners,
             LLC and Renaissance Entertainment Corporation, including Lease
             Agreement and Warrant to Purchase Common Stock as exhibits thereto, incorporated by reference from Registrant's Registration
             Statement on Form S-1 (No. 333-43503).

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

REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RENAISSANCE ENTERTAINMENT CORPORATION





Date: April 14, 1998               /s/ Charles S. Leavell
                                   -------------------------------------------
                                   Charles S. Leavell, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ Charles S. Leavell           Chairman of the Board,        April 14, 1998
-------------------------      Chief Executive and Chief
Charles S. Leavell                 Financial Officers

/s/ Sue Brophy                  Chief Accounting Officer       April 14, 1998
-------------------------
Sue Brophy

/s/ Sanford L. Schwartz                 Director               April 14, 1998
-------------------------
Sanford L. Schwartz

/s/ Robert M. Geller                    Director               April 14, 1998
-------------------------
Robert M. Geller

/s/ Charles J. Weber                    Director               April 14, 1998
-------------------------
Charles J. Weber

/s/ Dean Petkanas                       Director               April 14, 1998
-------------------------
Dean Petkanas

                        RENAISSANCE ENTERTAINMENT CORPORATION

                                 FINANCIAL STATEMENTS

                                         with

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               March 31, 1996, December 31, 1996 and December 31, 1997

                        RENAISSANCE ENTERTAINMENT CORPORATION

                                FINANCIAL STATEMENTS

                                         with

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                 Page
     Report of Independent Certified Public Accountants          F-3

     Audited Financial Statements:

          Balance Sheets                                         F-4

          Statements of Operations                               F-5

          Statement of Changes in Stockholders' Equity           F-6

          Statements of Cash Flows                               F-8

          Notes to Financial Statements                          F-9

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Renaissance Entertainment Corporation

We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 1996 and 1997 and the related statements of operations and changes in stockholders' equity, and cash flows for the year ended December 31, 1997, for the nine month period ended December 31, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 1996 and 1997 and the results of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997, for the nine month period ended December 31, 1996 and for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

March 13, 1998

                        RENAISSANCE ENTERTAINMENT CORPORATION

                                    BALANCE SHEETS

                                        ASSETS


                                                       December 31,        December 31,
                                                          1996                 1997
                                                       ----------          ----------
Current Assets:
     Cash and equivalents                                 374,289         $   590,022
     Stock subscription receivable (Note 13)              133,749                   -
     Accounts receivable, net of allowance
      for doubtful accounts of $2,950                      99,551              21,710
     Inventory, at lower of cost or market                184,695             143,554
     Prepaid expenses and other current assets            139,167             480,320
                                                       ----------          ----------
  Total Current Assets                                    931,451           1,235,606

     Property and equipment, net of accumulated
       depreciation of $1,982,765 and $2,544,665
       at December 31, 1996 and 1997 respectively
       (Note 7)                                         7,176,755           6,886,872
     Goodwill, net of accumulated amortization
       of $206,410 and $257,095 at December 31,
       1996 and 1997 respectively (Note 5)                620,826             570,150
     Covenant not to compete, net of accumulated
       amortization of $55,000 and $75,000 at
       December 31, 1996 and 1997 respectively
       (Note 5)                                            45,000              25,000
     Restricted cash (Note 11)                            890,116             314,078
     Other assets                                         208,201             845,977
                                                       ----------          ----------

Total Assets                                           $9,872,349          $9,877,683
                                                       ----------          ----------
                                                       ----------          ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses             $1,068,028          $1,182,789
     Notes payable, current portion (Note 3)            1,209,119             115,135
     Unearned income                                      160,588             142,503
                                                       ----------          ----------
  Total Current Liabilities                             2,437,735           1,440,427

     Lease obligation payable (Note 12)                                     3,909,696
     Notes payable, net of current
      portion (Note 3)                                  2,341,987             918,277
     Other                                                 37,175              35,525
                                                       ----------          ----------
  Total Liabilities                                     4,816,897           6,303,925
                                                       ----------          ----------

     Commitments (Notes 3, 4, 8 and 12)                         -                   -

Stockholders' Equity (Notes 2, 8, 10, 12 and 13):
     Preferred stock, $1.00 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                              -                   -
     Common stock, $.03 par value, 50,000,000
       shares authorized, 1,846,754 and 2,051,679
       issued and outstanding at December 31, 1996
       and 1997 respectively                              277,013              61,550
     Additional paid-in capital                         8,071,634           9,372,500
     Accumulated (deficit)                             (3,293,195)         (5,860,292)
                                                       ----------          ----------
  Total Stockholders' Equity                            5,055,452           3,573,758
                                                       ----------          ----------

Total Liabilities and Stockholders' Equity             $9,872,349          $9,877,683
                                                       ----------          ----------
                                                       ----------          ----------

The accompanying notes are an integral part of the financial statements.

                       RENAISSANCE ENTERTAINMENT CORPORATION

                               STATEMENTS OF OPERATIONS


                                                                           Nine Month
                                                      Year Ended          Period Ended           Year Ended
                                                       March 31,          December 31,         December 31,
                                                         1996                 1996                 1997
                                                     ------------         ------------         ------------
REVENUE:
     Sales                                            $12,810,617         $14,553,577         $14,158,590
     Faire operating costs                              3,826,868           4,812,616           4,606,602
                                                      -----------         -----------         -----------
       Gross Profit                                     8,983,749           9,740,961           9,551,988
                                                      -----------         -----------         -----------

OPERATING EXPENSES:
     Salaries and wages                                 4,082,271           4,048,603           4,745,507
     Depreciation and amortization                        500,203             633,819             701,599
     Advertising                                        1,546,701           2,511,973           2,435,229
     Other operating expenses                           4,329,713           4,300,062           3,957,844
                                                      -----------         -----------         -----------
       Total Operating Expenses                        10,458,888          11,494,457          11,840,179
                                                      -----------         -----------         -----------

Net Operating (Loss)                                   (1,475,139)         (1,753,496)         (2,288,191)
                                                      -----------         -----------         -----------

Other Income (Expenses):
     Interest income                                      109,652              68,571              61,031
     Interest (expense)                                  (138,036)           (253,740)           (370,813)
     Other income (expense)                                36,049              86,940              30,876
                                                      -----------         -----------         -----------
       Total Other Income (Expenses)                        7,665             (98,229)           (278,906)
                                                      -----------         -----------         -----------

Net (Loss) before (Provision)
 Credit for Income Taxes                               (1,467,474)         (1,851,725)         (2,567,097)

(Provision) Credit for Income Taxes                       193,803                   -                   -
                                                      -----------         -----------         -----------

Net (Loss) to Common Stockholders                     $(1,273,671)        $(1,851,725)        $(2,567,097)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

Net (Loss) per Common Share                           $      (.81)        $     (1.04)        $     (1.32)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

Weighted Average Number of
 Shares Outstanding                                     1,564,836           1,781,410           1,949,217
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

The accompanying notes are an integral part of the financial statements.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    From March 31, 1995 through December 31, 1997

                                                                               Additional
                                                        Common Stock             Paid-in      Accumulated
                                                      ----------------
                                                    Shares         Amount        Capital       (Deficit)        Total
                                                 -----------    -----------    -----------    -----------   -----------
     Balance March 31, 1995                        1,585,548    $    47,566    $ 5,701,599    $  (167,799)  $ 5,581,366
     Treasury stock acquired in a cashless
     transaction and retired                          (4,125)          (124)       (82,380)             -       (82,504)
     Cashless exercise of stock option                13,333            400         82,104              -        82,504
     Common stock issued for cash                    135,640          4,069      1,350,679              -     1,354,748
     Exercise of options                              13,945            419        134,576              -       134,995
     Net Loss for the year ended
     March 31, 1996                                        -              -              -     (1,273,671)   (1,273,671)
                                                 -----------    -----------    -----------    -----------   -----------
     Balance March 31, 1996                        1,744,341         52,330      7,186,578     (1,441,470)    5,797,438
     Exercise of Class A warrants                     25,066            752        249,904              -       250,656
     Exercise of Class B warrants                      6,800            204         89,046              -        89,250
     Exercise of stock options                        65,000          1,950        618,023              -       619,973
     Issuance of stock for services                    5,547            167        151,783              -       151,950
     Fees incurred in connection with
     exercising warrants                                   -              -         (2,090)             -        (2,090)
     Net loss for the nine month period
     ended December 31, 1996                               -              -              -     (1,851,725)   (1,851,725)
                                                 -----------    -----------    -----------    -----------   -----------
     Balance December 31, 1996                     1,846,754         55,403      8,293,244     (3,293,195)    5,055,452
     Stock issued for services                        16,496            495        415,790              -       416,285
     Conversion of notes payable to stock            125,397          3,762        180,153              -       183,915
     Exercise of Class A warrants                     28,058            842        279,742              -       280,584
     Exercise of Class B warrants                     13,600            408        176,890              -       177,298
     Exercise of options                              21,374            640         26,681              -        27,321
     Net loss for the year ended
     December 31, 1997                                     -              -              -     (2,567,097)   (2,567,097)
                                                 -----------    -----------    -----------    -----------   -----------
     Balance December 31, 1997                     2,051,679    $    61,550    $ 9,372,500    $(5,860,292)  $ 3,573,758)
                                                 -----------    -----------    -----------    -----------   -----------
                                                 -----------    -----------    -----------    -----------   -----------

The accompanying notes are an integral part of the financial statements.

                       RENAISSANCE ENTERTAINMENT CORPORATION

                              STATEMENTS OF CASH FLOWS

                                                                                    Nine Months
                                                                Year Ended             Ended            Year Ended
                                                                  March 31,          December 31,       December 31,
                                                                    1996                 1996               1997
                                                                ------------        ------------        ------------
Cash Flows from Operating Activities:
     Net Income (loss)                                          $(1,273,671)        $(1,851,725)        $(2,567,097)
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Common stock issued for services                                 -             151,950             416,255
         Depreciation and amortization                              500,200             633,819             701,599
         Impairment of goodwill                                           -             380,000                   -
         (Increase) decrease in:
           Income tax refund receivable                            (323,380)            323,380                   -
           Accounts receivable                                      (19,310)           (163,866)             77,841
           Prepaid expenses                                        (396,276)           840,602             (341,153)
           Inventory                                                (33,321)            (68,474)             41,141
           Other assets                                             (38,811)            (86,292)           (206,406)
         Increase (decrease) in:
           Income taxes payable                                     (48,175)                  -                   -
           Accounts payable and accrued
            expenses                                                742,368            (113,062)            114,761
           Unearned revenue and other                                42,681            (445,980)           (317,422)
                                                                -----------         -----------         -----------
     Net Cash (Used in) Operating Activities                       (847,695)           (399,648)         (2,080,481)
                                                                -----------         -----------         -----------

     Cash Flows from Investing Activities:
        Investment in (reduction of)
         restricted cash                                           (848,296)            (41,820)            576,038
        Construction in progress costs                           (1,046,285)          1,080,895                   -
        Acquisition of property and equipment,
         goodwill and covenant not to compete                    (3,873,738)         (2,587,903)           (341,040)
                                                                -----------         -----------         -----------
     Net Cash Provided by (Used in) Investing
      Activities                                                 (5,768,319)         (1,548,828)            234,998
                                                                -----------         -----------         -----------

     Cash Flows from Financing Activities:
        Common stock issued and additional
         paid-in capital                                          1,489,743           1,109,739             669,118
        Proceeds from lease obligation
         payable                                                          -                   -           3,909,696
        Proceeds from notes payable                               2,518,018           1,000,000                   -
        Principal payments on notes payable                         (59,429)           (418,037)         (2,517,598)
                                                                -----------         -----------         -----------
     Net Cash Provided by Financing
      Activities                                                  3,948,332           1,691,702           2,061,216
                                                                -----------         -----------         -----------

     Net Increase (Decrease) in Cash                             (2,667,682)           (256,774)            215,733

     Cash, beginning of period                                    3,298,745             631,063             374,289
                                                                -----------         -----------         -----------
     Cash, end of period                                        $   631,063         $   374,289         $   590,022
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------
     Interest paid                                              $   112,248         $   268,605         $   370,813
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------
     Income tax paid                                            $   237,752         $         -         $         -
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

Note: During the year ended March 31, 1996 the Company issued 108,000 shares of its common stock to consummate the business combination with CFL.

The accompanying notes are an integral part of the financial statements.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

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

     (a)  GENERAL

     REC was incorporated under the laws of the State of Colorado on June 24, 1988. On April 6, 1993, REC acquired one hundred percent of the common stock of Ellora Corporation, a Wisconsin corporation which owned and operated the Bristol Renaissance Faire located in Kenosha, Wisconsin. During the year ended March 31, 1994 REC formed a wholly-owned subsidiary called Heroes and Villains, Ltd. This entity was formed to provide entertainment services. During February, 1994 REC formed Renaissance Pleasure Faires, Inc. (RPFI) which acquired the assets and the business of two Renaissance Faires in California.

     The business combination with the California Faires was accounted for as a purchase by REC with the excess of cost over fair value of net assets acquired accounted for as goodwill. See Note 5 for additional information related to this business combination.

     Effective December 31, 1995 REC acquired 100% ownership of Creative Faires, Ltd. (CFL) in exchange for the issuance of restricted common shares of REC stock. The business combination with CFL was accounted for as a pooling of interests. The financial statements include the accounts of the CFL.

     All references to the "Company" refer to REC and its subsidiaries. All intercompany transactions and account balances have been eliminated in the financial statements other than as noted above.

     All subsidiaries of the Company were merged into REC as of March 31, 1996 with the exception of Creative Faires, Ltd. which was merged into REC during 1997.

     The Company has changed its year end to December 31.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (b)  PER SHARE INFORMATION

     Per share information is determined using the weighted average number of shares outstanding during the periods after giving effect to the stock splits, including the subsequent one for five reverse stock split effective February 23, 1998.

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

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e)  STOCK SPLITS

     During the fiscal year ended March 31, 1995, the Company effected a one-for-three reverse stock split and changed the par value of the common stock from $.01 to $.03 per share. During the period ended December 31, 1996, the Company effected a two-for-one stock split. Effective February 23, 1998, the Company effected a one for five reverse stock split. The financial statements were retroactively adjusted for these splits.

     (f)  CONCENTRATIONS OF CREDIT RISKS

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 1997, the Company had approximately $262,790 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

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

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     (l)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company determined that the goodwill associated with its acquisition of the California Faires net assets and its acquisition of Western was impaired after estimating the expected gross profit from future revenues as compared to the net book value. The Company wrote down the intangible assets by $380,000 through a charge to other operating expenses during the period December 31, 1996.

     (m)  BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

     In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (m)  BASIS OF PRESENTATION - GOING CONCERN, CONTINUED

     Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

(2)  COMMON AND PREFERRED STOCK

     The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock.

     During January, 1995 the Company sold in a public offering 1,035,000 units of its securities at $3.50 per unit. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitles the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $5.25 per share through January 27, 2000. These warrants were changed based upon the reverse one-for-five stock split effective February 23, 1998, decreasing the number of warrants on a one-for-five basis and increasing the exercise price to $20.00 and $26.25 per share, respectively. These warrants were immediately exercisable. The warrants are redeemable by the Company at a price of $.05 per warrant upon 30 days' notice mailed within ten days after the closing bid price of the Company's common stock has equaled or exceeded 150% of the then current respective warrant exercise price for a period of 20 consecutive trading days. The holders of the warrants called for redemption are granted exercise rights until the close of business on the date preceding the date fixed for redemption.

     The Company incurred $646,056 of costs related to this offering. These offering costs were offset against the proceeds of the offering.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(3)  NOTES PAYABLE

     Notes payable at December 31, 1997 are summarized as follows:

     Note payable to bank at 8.95%,
     monthly principal and interest
     payment currently of $15,156,
     increasing over the term of the loan
     through May, 2011 collateralized by
     land, improvements and certificates
     of deposit.                                       $  990,297

     Various notes payable to financial
     institutions collateralized by certain
     vehicles.  Payable in monthly
     installments of principal and interest;
     final payments due in 2000, interest
     ranging from 10% to 12%.                              43,115
                                                       ----------

     Total                                              1,033,412
     Less current portion                                 115,135
                                                       ----------
     Long-term portion                                 $  918,277
                                                       ----------
                                                       ----------


     Maturities of notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

          1998                               $  115,135
          1999                                   61,806
          2000                                   61,656
          2001                                   55,896
          2002                                   60,930
          Thereafter                            677,989
                                             ----------
                                             $1,033,412
                                             ----------
                                             ----------

(4)  Leases

     Effective April 1, 1995 the Company entered into an operating lease at 4440 Arapahoe in Boulder, Colorado for office facilities. Initial monthly rental payments are $3,066 with annual increases of 5% per annum. Commencing November 1, 1996, the Company leased additional office space at 4410 Arapahoe in Boulder, Colorado and subleased its original office space at 4440 Arapahoe. This lease provides initial monthly lease payments of $5,969 increasing to $7,255 for the five year term of the lease. In addition the Company will be

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(4)  LEASES, CONTINUED

allocated certain operating expenses. The Company also leases various other properties in New York with terms expiring through the year 2001. Annual lease payments on the New York Faire site range from approximately $270,000 to $327,000.

     Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

       Year Ending
       December 31,
          1998                        372,334
          1999                        390,951
          2000                        410,499
          2001                         87,601

                                   ----------
          Total                    $1,261,385
                                   ----------
                                   ----------

     Effective January 1, 1997, the Company entered into a three year sublease agreement to sublease its old office space at 4440 Arapahoe. The sublessee assumes every obligation of the Company under its lease. The Company remains liable under its lease.

     Future minimum sublease rentals are as follows:

       Year ending
       December 31,
          1998                     $   31,179
          1999                         32,738
          2000                          8,283

                                   ----------
          Total                    $   72,200
                                   ----------
                                   ----------

     Rent expense for the year ended December 31, 1997, for the nine month period ended December 31, 1996 and for the year ended March 31, 1996 totalled approximately $995,494, $831,757 and $804,495, respectively. See
     Note 14 for subsequent event.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(5)  GOODWILL AND COVENANT NOT TO COMPETE

     The cost of the acquisition of the California Faire assets and business as described in Note 1 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of December 31, 1997 the Company's net carrying value for goodwill was $570,150 after amortization.

     In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are being amortized on a straight-line basis over five years.

(6)  INCOME TAXES

     As of December 31, 1997, there are no current or deferred income taxes payable. As of December 31, 1997, the Company has total deferred tax assets of approximately $1,180,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,180,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1997.

     The Company has available at December 31, 1997, unused operating loss carryforwards of approximately $5,900,000 which may be applied against future taxable income, expiring in various years through 2012. The available net operating loss carryforwards may be reduced if there is a 50% or more change in ownership.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(7)  PROPERTY AND EQUIPMENT

     Land                                    $ 3,474,885
     Buildings and Improvements                3,010,147
     Office Furniture and Equipment              469,703
     Costumes, Props and Other Assets          2,476,802
                                             -----------
          Sub-total                            9,431,537
     Less Accumulated Depreciation            (2,544,665)
                                             -----------
          Total                              $ 6,886,872
                                             -----------
                                             -----------

(8)  WARRANTS ISSUED FOR SERVICES AND STOCK OPTIONS

     In January, 1994 the Company issued warrants to purchase an aggregate of 53,333 shares of the Company's common stock at an exercise price of $9.35 per share. These warrants were issued pursuant to a Form S-8 registration statement for various consulting services. These warrants were exercised during the year ended March 31, 1995. These 53,333 warrants were valued at $.75 per warrant and expensed in the total amount of $40,000 in the financial statements.

     Pursuant to the Company's stock option plans, the Company has granted options to acquire 216,264 shares of the Company's common stock. Of this amount, 26,745 options have been exercised and 2,400 have expired during the year ended March 31, 1996. The options are exercisable at prices ranging from $5.65 per share to $17.50 per share. During the period ended December 31, 1996, 21,000 options were granted with a weighted average price of $28.70, 90,512 options were exercised at a weighted average price of $9.35 and 32,400 options terminated with a weighted average price of $20.45. During the period ended December 31, 1997, 22,343 options were exercised at prices ranging from $5.63 to $17.50 per share. The remaining number of options outstanding at December 31, 1997 totalled 314,566 with an average price of $11.44 per share which are exercisable at various dates through 2002.

(9)  BUSINESS COMBINATION, NEW YORK FAIRE

     Effective December 31, 1995 the Company issued 108,000 shares of its restricted common stock for 100% ownership of Creative Faires, Ltd. (CFL) The transaction was accounted for as a pooling of interests as described in note 1.  CFL principally conducted a New York Faire.

     REC and consolidated subsidiaries previously reported revenue of $10,459,476 and net income of $624,609 during the year ended March 31, 1996.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(9)  BUSINESS COMBINATION, NEW YORK FAIRE, CONTINUED

     Revenues of $2,308,378 and a net loss of $(37,756) of CFL, incurred prior to the business combination have been included in the combined statement of operations for the year ended March 31, 1996.

(10) BUSINESS COMBINATION, CALIFORNIA FAIRES

     Effective April 1, 1994 the Company acquired the assets and certain liabilities of The Living History Centre, (LHC) a California, not-for-profit corporation. The Company issued 227,333 shares of its common stock and 175,000 shares of its preferred stock as consideration for the net assets acquired. The preferred stock was converted into common stock during January, 1995. In addition to acquiring certain assets and liabilities of LHC, the Company has acquired the rights to operate two California Renaissance Faires.

     See Note 1 financial statements for additional information related to the business combination. The transaction was accounted for as a purchase by REC.

(11) RESTRICTED CASH

     Certificates of Deposit in the amount of $314,078 at December 31, 1997 are collateral to a $990,297 loan maturing in 2011.

(12) COMMITMENTS

     Effective December 16, 1994 the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. The Company has also agreed to pay $7,500 per month for the five year term of the agreement. The Company has also granted an option to the consulting firm to allow the firm to acquire a minimum of 13,200 and a maximum of 26,400 shares of the Company's common stock at $8.13 per share with the increase depending on the results of the services performed by the consulting firm.

     Subsequent to December 31, 1996 the Company issued 10,948 shares of its common stock as payment of the Company's liabilities.

     During the year ended March 31, 1995 the Company adopted a non-qualified deferred compensation plan for ten employees of the Company. Monthly contributions to the plan total approximately $3,500. Beginning April 1, 1996 monthly contributions are approximately $1,152.

                        RENAISSANCE ENTERTAINMENT CORPORATION

                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997

(13) STOCK SUBSCRIPTIONS RECEIVABLE

     At December 31, 1996 the Company had stock subscriptions receivable in the amount of $133,749 which was collected in full in January, 1997.

(14) SUBSEQUENT EVENTS

     The Company's lease for the site of its Northern California faire expired December 31, 1997. The Company has an agreement with the owner of the property covering the 1998 faire season, although the agreement has not been signed. If the lease is not renewed, it is doubtful that the Company would conduct a faire in Northern California in 1998.

(15) FOURTH QUARTER ADJUSTMENTS

     The Company recognized as expense in the nine-month period ended December 31, 1996, $450,000 of costs estimated to be incurred in 1997, which costs are the result of changing conditions at the Company's Northern California Faire which became apparent to the Company in 1996. Early in 1997, it became apparent that $275,000 of these costs would not be incurred in 1997 and during the second quarter of 1997 this $275,000 accrual was reversed. During the fourth quarter of 1997, based on subsequent developments regarding the continued availability of this site, the Company reconsidered the potential requirements related to this matter and recorded the provision for $275,000. This adjustment, which was made in the fourth quarter, was material to fourth quarter operations.

(16) SALE LEASE BACK TRANSACTION

     During November, 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a 20 year non-cancelable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 1997, the outstanding balance on the finance obligation was $3,909,696 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company is a minority interest investor in the Company which purchased this property.