Form 10-Q
period 1998-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1998-05-15
CIK 838782

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.
             For the quarterly period ended March 31, 1998
                                         or
      [   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
            Exchange act of 1934.
             For the transition period from             to
                                           ------------    ---------------

      Commission File Number   0-23782
                             ----------------------------------

                       RENAISSANCE ENTERTAINMENT CORPORATION
      -------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                         COLORADO                        84-1094630
      -------------------------------------------------------------------------
             (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization           Identification No.)

              275 CENTURY CIRCLE, SUITE 102, LOUISVILLE, COLORADO 80027
      -------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                   (303) 664-0300
      -------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

             4410 ARAPAHOE AVENUE, SUITE 200, BOULDER, COLORADO   80303
      -------------------------------------------------------------------------
                                  (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ] Yes    [   ] No


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1998, Registrant had 2,089,894 shares of common stock, $.03 Par Value, outstanding.

                                       INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1998 (Unaudited)
                    and December 31, 1997                                    3

               Statements of Operations for the Three Months
                    Ended March 31, 1998 and 1997
                    (Unaudited)                                              4

               Statements of Cash Flows for the Three Months
                    Ended March 31, 1998 and 1997
                    (Unaudited)                                              5

               Notes to Financial Statements                                 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7

PART II.  OTHER INFORMATION                                                 12

                             --------------------

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                             --------------------

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                                    BALANCE SHEETS
                                        ASSETS

                                                                  March 31,     December 31,
                                                                    1998            1997
                                                                -----------    -------------
                                                                 (Unaudited)
Current Assets:
     Cash and equivalents                                       $   237,103    $   590,022
     Accounts receivable (net)                                       19,358         21,710
     Inventory                                                      144,337        143,554
     Prepaid expenses and other                                     671,425        480,320
                                                                -----------    -----------
       Total Current Assets                                       1,072,723      1,235,606

     Property and equipment, net of accumulated depreciation      6,776,359      6,886,872
     Covenant not to compete                                         20,000         25,000
     Goodwill                                                       557,478        570,150
     Restricted cash                                                318,804        314,078
     Other assets                                                   852,400        845,977
                                                                -----------    -----------
TOTAL ASSETS                                                    $ 9,597,764    $ 9,877,683
                                                                -----------    -----------
                                                                -----------    -----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                      $ 1,605,001     $1,182,789
     Notes payable, current portion                                 562,120        115,135
     Unearned income                                                458,972        142,503
                                                                -----------    -----------
       Total Current Liabilities                                  2,626,093      1,440,427

     Lease obligation payable                                     3,916,074      3,909,696
     Notes payable, net of current portion                          894,223        918,277
     Other                                                           35,075         35,525
                                                                -----------    -----------
       Total Liabilities                                          7,471,465      6,303,925
                                                                -----------    -----------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000
       shares authorized, 2,089,894 and 2,051,679 shares
       issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                               62,696         61,550
     Additional paid-in capital                                   9,418,180      9,372,500
     Accumulated earnings (deficit)                              (7,354,577)    (5,860,292)
                                                                -----------    -----------
       Total Stockholders' Equity                                 2,126,299      3,573,758
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   9,597,764  $   9,877,683
                                                                -----------    -----------
                                                                -----------    -----------

The accompanying notes are an integral part of the financial statements.

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                     ------------------------------
                                                          1998            1997
                                                     -------------    -------------
 REVENUE:
           Sales                                     $      41,881    $      14,873
           Faire operating costs                           (6,038)           23,319
                                                     -------------    -------------
              Gross Profit                                  47,919            8,446
                                                     -------------    -------------

 OPERATING EXPENSES:
           Salaries                                        712,843          761,177
           Depreciation and amortization                   141,142          269,641
           Advertising                                      13,804           12,495
           Other operating expenses                        626,851          701,787
                                                     -------------    -------------
              Total Operating Expenses                   1,494,640        1,745,100
                                                     -------------    -------------

 Net Operating (Loss) Income                            (1,446,721)      (1,753,546)
                                                     -------------    -------------
 Other Income (Expenses):
           Interest income                                  18,548           14,711
           Interest (expense)                             (144,991)         (91,432)
           Other income (expense)                           78,881            1,908
                                                     -------------    -------------
              Total Other Income (Expenses)                (47,562)         (74,813)
                                                     -------------    -------------

 Net Income (Loss) before (Provision)
      Credit for Income Taxes                           (1,494,283)      (1,828,359)

 (Provision) Credit for Income Taxes                            --               --
                                                     -------------    -------------

 Net Income (Loss) to Common Stockholders             $ (1,494,283)    $ (1,828,359)
                                                     -------------    -------------
                                                     -------------    -------------

 Net Income (Loss) per Common Share                   $       (.72)    $       (.95)
                                                     -------------    -------------
                                                     -------------    -------------

 Weighted Average Number of Common Shares
 Outstanding                                             2,067,525        1,885,924
                                                     -------------    -------------
                                                     -------------    -------------

The accompanying notes are an integral part of the financial statements.

          RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                         Three Months ended
                                                               March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------      -----------
 Cash Flows from Operating Activities:
    Net income (Loss)                               $(1,494,283)     $(1,828,359)
                                                    -----------      -----------
    Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
        Depreciation and amortization                   141,142          269,642
        Gain (loss) on disposal of assets                (1,230)           1,563
        (Increase) decrease in:
          Accounts Receivable                             2,352              201
          Inventory                                        (783)          50,600
          Prepaid expenses and other                   (198,112)        (418,754)
        Increase (decrease) in:
          Accounts payable and accrued expenses         422,211           51,223
          Unearned revenue and other                    316,018          283,065
                                                    -----------      -----------
            Total adjustments                           681,598          237,540
                                                    -----------      -----------
 Net Cash Provided by Operating
   Activities                                          (812,685)      (1,590,819)
                                                    -----------      -----------

 Cash Flows from Investing Activities:
    Investment in restricted cash                        (4,726)         (12,271)
    Acquisition of property and equipment               (11,644)         (27,210)
                                                    -----------      -----------
 Net Cash (Used in) Investing Activities                (16,370)         (39,481)
                                                    -----------      -----------

 Cash Flows from Financing Activities:

   Common stock issued and additional
    paid-in capital                                      46,825          945,826
   Proceeds from notes payable                          451,699          750,000
   Principal payments on notes payable                  (22,390)        (129,518)
                                                    -----------      -----------
 Net Cash Provided by Financing Activities              476,134        1,566,308
                                                    -----------      -----------

 Net Increase (Decrease) in Cash                       (352,921)         (63,992)
 Cash, beginning of period                              590,024          374,289
                                                    -----------      -----------
 Cash, end of period                                $   237,103      $   310,297
                                                    -----------      -----------
                                                    -----------      -----------
 Interest paid                                      $   144,991      $    91,432
                                                    -----------      -----------
                                                    -----------      -----------

The accompanying notes are an integral part of the financial statements.

                     RENAISSANCE ENTERTAINMENT CORPORATION AND
                              CONSOLIDATED SUBSIDIARY

                           NOTES TO FINANCIAL STATEMENTS
                             March 31, 1998 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of March 31, 1998, the statements of operations and the statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1998 and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share is calculated by dividing the net income
     (loss) to common stockholders by the weighted average number of common shares outstanding.

3.   SHORT-TERM NOTES; SUBSEQUENT EVENT

     During the first three months of fiscal 1998, the Company raised $448,000 of short-term capital to fund operating capital requirements for the first six months of the fiscal year. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and two other investors. The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share. During April 1998, the Company obtained an additional $50,000 pursuant to the short-term loan program from one investor

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 1997. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

The Company operates five Renaissance Faires in the United States. The Company's newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project which was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31,1997, and a net loss of ($1,494,283) for the quarter ended March 31, 1998. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. The New York and Virginia Faires operated at a loss during 1996 and 1997. It is typical for a new faire such as the Virginia Faire to operate at a loss for several years until it is able to build a significant customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company hired a new manager for this Faire and introduced several new entertainment acts and implement additional promotional efforts for this faire's 1997 season. The operating loss for the New York Faire was reduced substantially in 1997 compared to 1996.

The owner of the site for the Company's Northern California Faire is seeking to develop this site for commercial construction purposes. An extension of the lease for this site for the 1998 faire season has been obtained. While the Company is investigating new sites for the Northern California Faire, there can be no assurance that the Company will be able to secure a new site for this faire for the 1999 or following faire seasons.

The Company is also negotiating with the owner of its Southern California Faire for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the faire.

The Company had a working capital deficit ($1,553,370) as of March 31, 1998. During the first four months of fiscal 1998, the Company obtained $498,000 of additional capital through short-term loans. While the Company believes that it has adequate working capital to fund anticipated operations for fiscal 1997, it believes it must obtain additional working capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the Company's five faire locations continue throughout the year, as do corporate expenses.

Operating expenses decreased $250,460 or 14%, from $1,745,100 in 1997 to
$1,494,640 in 1998.   The primary cause of this decrease was a decrease of
$48,334 (6%) in salaries expenses due to reductions in personnel, a decrease of 128,499 (48%) in depreciation and amortization expenses and a decrease of $74,936 (11%) in other operating expenses. The decrease in depreciation and amortization is primarily the result of the Company standardizing the depreciation lives used for buildings effective for the quarter ended June 30, 1997. Previously, depreciation was calculated based on an expected useful life ranging from between 7 to 30 years to 15 years for temporary buildings and 30 years for permanent buildings. The decrease in other operating expenses is primarily the result of management's efforts to reduce overall operating expenses.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased $306,825 (17%) from a loss of ($1,753,546) for the 1997 period to a loss of ($1,446,721) for the 1998 period.

A 59% increase in interest expense from $91,432 in 1997 to $144,991 in 1998 resulted from an increase in the Company's borrowing levels throughout the 1998 period as compared to the 1997 period as well as an increase in the cost of borrowed funds. The primary source of the other income in 1998 was $45,000 received for an easement on a faire site and a $19,000 lease termination fee paid by the landlord to obtain an early termination of the lease for the Company's Boulder, Colorado offices.

Net (loss) to common stockholders decreased $334,076 (18%), from a loss of ($1,828,359) for the 1997 period, to a loss of ($1,494,283) for the 1998 period.
Finally, net (loss) per common share decreased from a loss of ($.95) for the 1997 period to a loss of ($.72) for the 1998 period, based on 1,885,924 weighted average shares outstanding during the 1997 period, and 2,067,525 weighted average shares outstanding during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during the quarter ended March 31, 1998, from $204,821 at December 31, 1997 to $1,553,370 at March 31, 1998. The
Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. During the first three months of fiscal 1998, the Company raised $448,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and two other investors. The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share. During April 1998, the Company obtained an additional $50,000 pursuant to the short-term loan program from one investor. While the Company believes it has adequate capital to fund anticipated operations for fiscal 1998, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, decreased from $1,235,606 at December 31, 1997 to $1,072,723 at March 31, 1998, a decrease of $162,883 or
13%. Of these amounts, cash and cash equivalents decreased from $590,022 at December 31, 1997 to $237,103 at March 31, 1998. Prepaid expenses (expenses incurred on behalf of the faires) increased from $480,320 at December 31, 1997 to $671,925 at March 31, 1998. These costs are expensed once the Faires are operating.

Current liabilities increased from $1,440,427 at December 31, 1997, to $2,626,093 at March 31, 1998, an increase of $1,185,666 or 82%. This increase is due to an increase during the quarter in accounts payable and accrued expenses of $422,212 as a result of the Company's decision to defer payments of trade payables and to increased indebtedness during the quarter of $446,985 incurred to cover the Company's operating expenses prior to the opening of the 1998 faire season. Unearned income, which consists of the sale of admission tickets to upcoming faires, and deposits received from craft vendors for future faires, increased from $142,503 at December 31, 1997 to $458,972 at March 31, 1998.

Stockholders' Equity decreased from $3,573,758 at December 31, 1997 to $2,126,299 at March 31, 1998, a decrease of $1,494,459 or 40%. This decrease resulted from the net loss during the quarter.

Although inflation can potentially have an effect on financial results, during 1997 and the first three months of fiscal 1998 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1998.


                  FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred substantial operating losses since fiscal 1995. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. If the performance of these Faires does not improve in subsequent periods, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,553,370) as of March 31, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for fiscal 1998, it will need additional working capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

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

     POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The Company believes that it either needs to obtain a long-term lease for the current faire site or relocate the faire to another site for which a long-term lease would be available. The Company is negotiating with the owner of this faire site for a long-term lease for the site. This would allow the Company to construct permanent structures on the site and significantly reduce setup cost for this faire. As of the date of this report, the Company has not entered into a long-term lease for the current faire site and there can be no assurance that it will be able to do so.

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

                             PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          See Note 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of short-term notes and warrants representing the right to acquire 199,200 shares of the Company's common stock. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No underwriters were involved in the issuance of these securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Special Meeting of the Shareholders of the Company was held on February 10, 1998 to consider a proposal to approve a one-for-five reverse stock split of the Company's outstanding shares of common stock. The reverse split was approved by a vote of 1,735,942 shares for, 60,046 shares against and 4,880 shares abstaining. The reverse split was effective on February 23, 1998. All share and per share information in this report has been adjusted for the split.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1998.

          Exhibit 10.1 Form of Loan and Security Agreement for 1998, including form of Stock-Term Notes and form of Warrant to purchase common stock.

          Exhibit 10.2 Employment Agreement dated February 6, 1998 between Barbara Hope and Donald Gaiti.

          Exhibit 10.3 Consulting and Warrant Compensation Agreement between the Company and Wall Street Financial.

          Exhibit 10.4 Lease dated January 21, 1998 by and between Attache Publishing Services, Inc. and the Company.

          Exhibit 27.  Financial Data Schedule

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RENAISSANCE ENTERTAINMENT CORPORATION



Dated: May 13, 1998
       ------------                ------------------------------------------
                                   Charles S. Leavell, Chief Executive and
                                     Chief Financial Officer



                                   ------------------------------------------
                                   Sue E. Brophy, Chief Accounting Officer