Form 10-Q
period 1998-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1998-08-13
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998

                                       or

[   ]  Transition Report Pursuance to Section 13 or 15(d) of the Securities
       Exchange act of 1934. For the transition period from
                                                            ------------------
       to
          ------------------


Commission File Number 0-23782

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

            275 Century Circle, Suite 102, Louisville, Colorado 80027
--------------------------------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

                                 (303) 664-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            4410 Arapahoe Avenue, Suite 200, Boulder, Colorado 80303
--------------------------------------------------------------------------------
                                (Former Address)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       [ X ] Yes    [   ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 1998, Registrant had 2,139,894 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX


                                                                                                 Page
                                                                                                Number
                                                                                                ------

Part I.           Financial Information

         Item I.           Financial Statements

                           Balance Sheets as of June 30, 1998 (Unaudited)
                                    and December 31, 1997                                          3

                           Statements of Operations for the Three Months
                                    Ended June 30, 1998 and 1997
                                    (Unaudited)                                                    4

                           Statements of Operations for the Six Months
                                    Ended June 30, 1998 and 1997
                                    (Unaudited)                                                    5

                           Statements of Cash Flows for the Six Months
                                    Ended June 30, 1998 and 1997
                                    (Unaudited)                                                    6

                           Notes to Financial Statements                                           7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8

Part II.  Other Information                                                                       14


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

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                           BALANCE SHEETS (Unaudited)
                                     ASSETS


                                                                                   June 30,       December 31,
                                                                                     1998             1997
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Current Assets:
     Cash and equivalents                                                        $    698,849    $    590,022
     Accounts receivable (net)                                                         94,307          21,710
     Inventory                                                                        203,944         143,554
     Prepaid expenses and other                                                       690,904         480,320
                                                                                 ------------    ------------
       Total Current Assets                                                         1,688,004       1,235,606

       Property and equipment, net of accumulated depreciation                      6,762,914       6,886,872
     Covenant not to compete                                                           14,994          25,000
       Goodwill                                                                       544,812         570,150
       Restricted cash                                                                323,245         314,078
       Other assets                                                                   853,165         845,977
                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $ 10,187,134    $  9,877,683
                                                                                 ------------    ------------
                                                                                 ------------    ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                       $  1,683,880    $  1,182,789
     Notes payable, current portion                                                   611,710         115,135
     Unearned income                                                                  436,770         142,503
                                                                                 ------------    ------------
       Total Current Liabilities                                                    2,732,360       1,440,427

     Lease obligation payable                                                       3,924,987       3,909,696
     Notes payable, net of current portion                                            871,959         918,277
     Other                                                                             35,725          35,525
                                                                                 ------------    ------------
       Total Liabilities                                                            7,565,031       6,303,925
                                                                                 ------------    ------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares authorized, 2,139,894 and
       2,051,679 shares issued and outstanding at June 30, 1998 and
       December 31, 1997, respectively                                                 64,196          61,550
     Additional paid-in capital                                                     9,428,477       9,372,500
     Accumulated earnings (deficit)                                                (6,870,570)     (5,860,292)
                                                                                 ------------    ------------
       Total Stockholders' Equity                                                   2,622,103       3,573,758
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 10,187,134    $  9,877,683
                                                                                 ------------    ------------
                                                                                 ------------    ------------


The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                                              STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                           Three Months Ended
                                                                June 30
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
REVENUE:
         Sales                                         $ 5,152,757    $ 4,870,723
         Faire operating costs                           1,743,549      1,807,224
                                                       -----------    -----------
           Gross Profit                                  3,409,208      3,063,499
                                                       -----------    -----------

OPERATING EXPENSES:
         Salaries                                        1,216,104      1,258,342
         Depreciation and amortization                     142,022         73,929
         Advertising                                       645,911        681,496
         Other operating expenses                          728,363        696,966
                                                       -----------    -----------
           Total Operating Expenses                      2,732,400      2,710,733
                                                       -----------    -----------

Net Operating (Loss) Income                                676,808        352,766
                                                       -----------    -----------

Other Income (Expenses):
         Interest income                                    16,253         16,004
         Interest (expense)                               (217,406)      (104,735)
         Other income (expense)                              8,351        310,726
                                                       -----------    -----------
           Total Other Income (Expenses)                  (192,802)       221,995
                                                       -----------    -----------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                               484,006        574,761

(Provision) Credit for Income Taxes                             --             --
                                                       -----------    -----------

Net Income (Loss) to Common Stockholders'              $   484,006    $   574,761
                                                       -----------    -----------
                                                       -----------    -----------

Net Income (Loss) per Common Share                     $       .23    $       .29
                                                       -----------    -----------
                                                       -----------    -----------

Weighted Average Number of Common Shares Outstanding
                                                         2,104,181      1,992,484
                                                       -----------    -----------
                                                       -----------    -----------




The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30
                                                       --------------------------
                                                          1998            1997
                                                       -----------    -----------
REVENUE:
         Sales                                         $ 5,201,869    $ 4,885,596
         Faire operating costs                           1,738,559      1,830,543
                                                       -----------    -----------
           Gross Profit                                  3,463,310      3,055,053
                                                       -----------    -----------

OPERATING EXPENSES:
         Salaries                                        1,936,178      2,019,519
         Depreciation and amortization                     283,164        343,570
         Advertising                                       659,714        693,991
         Other operating expenses                        1,354,167      1,398,753
                                                       -----------    -----------
           Total Operating Expenses                      4,233,223      4,455,833
                                                       -----------    -----------

Net Operating (Loss) Income                               (769,913)    (1,400,780)
                                                       -----------    -----------

Other Income (Expenses):
         Interest income                                    34,801         30,715
         Interest (expense)                               (362,398)      (196,167)
         Other income (expense)                             87,233        312,634
                                                       -----------    -----------
           Total Other Income (Expenses)                  (240,364)       147,182
                                                       -----------    -----------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                            (1,010,277)    (1,253,598)

(Provision) Credit for Income Taxes                             --             --
                                                       -----------    -----------

Net Income (Loss) to Common Stockholders'              $(1,010,277)   $(1,253,598)
                                                       -----------    -----------
                                                       -----------    -----------

Net Income (Loss) per Common Share                     $      (.48)   $      (.66)
                                                       -----------    -----------
                                                       -----------    -----------


Weighted Average Number of Common Shares Outstanding     2,085,954      1,906,316
                                                       -----------    -----------
                                                       -----------    -----------



The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (Unaudited)


                                                      Six Months ended
                                                          June 30,
                                                     1998           1997
                                                 -----------    -----------
Cash Flows from Operating Activities:
   Net income (Loss)                             $(1,010,277)   $(1,253,598)
                                                 -----------    -----------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization                 283,164        343,570
       Gain (loss) on disposal of assets              (4,794)         1,363
       (Increase) decrease in:
         Stock Subscription Receivable                              133,749
         Accounts Receivable                         (72,597)       (27,056)
         Inventory                                   (60,390)       (47,097)
         Prepaid expenses and other                 (217,940)      (608,273)
       Increase (decrease) in:
         Accounts payable and accrued expenses       501,091         26,707
         Unearned revenue and other                  294,467        122,043
                                                 -----------    -----------
           Total adjustments                         723,001        (54,994)
                                                 -----------    -----------
Net Cash Provided by Operating Activities           (287,276)    (1,308,592)
                                                 -----------    -----------

Cash Flows from Investing Activities:
   Investment in restricted cash                      (9,167)       (25,061)
   Acquisition of property and equipment            (118,901)      (229,999)
                                                 -----------    -----------
Net Cash (Used in) Investing Activities             (128,068)      (255,060)
                                                 -----------    -----------

Cash Flows from Financing Activities:
   Common stock issued and additional
     paid-in capital                                  58,623        978,539
   Proceeds from notes payable                       508,683      1,350,000
   Principal payments on notes payable               (43,135)      (354,594)
                                                 -----------    -----------
Net Cash Provided by Financing Activities            524,171      1,973,945
                                                 -----------    -----------

Net Increase (Decrease) in Cash                      108,827        410,293
Cash, beginning of period                            590,022        374,289
                                                 -----------    -----------
Cash, end of period                              $   698,849    $   784,582
                                                 -----------    -----------
                                                 -----------    -----------
Interest paid                                    $   362,398    $   196,167
                                                 -----------    -----------
                                                 -----------    -----------


The accompanying notes are an integral part of the financial statements.

                    RENAISSANCE ENTERTAINMENT CORPORATION AND
                             CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)

1.       Unaudited Statements

         The balance sheet as of June 30, 1998, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1998 and for all periods presented, have been made.

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

3.       Short-Term Notes; Subsequent Event

         During the first four months of fiscal 1998, the Company raised $498,000 of short-term capital to fund operating capital requirements for the first six months of the fiscal year. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and three other investors. The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997, and a net loss of ($1,010,277) for the quarter ended June 30, 1998. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. The Virginia Faire has operated at a loss since opening in 1996 and the New York Faire operated at a loss during 1996 and 1997. It is typical for a new faire such as the Virginia Faire to operate at a loss for several years until it is able to build a significant customer base and awareness of the faire. Due to the fact that the New York Faire was acquired in 1996, the Company had limited ability to affect the operations of this Faire during the 1996 faire season. The Company hired a new manager for this Faire and introduced several new entertainment acts and implemented additional promotional efforts for this faire's 1997 season. The operating loss for the New York Faire was reduced substantially in 1997 compared to 1996. The New York Faire 1998 season runs from August 1 to September 7.

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

The Company is also negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the faire.

The Company had a working capital deficit ($1,044,356) as of June 30, 1998. During the first four months of fiscal 1998, the Company obtained $498,000 of additional capital through short-term loans. While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal 1998, it believes it must obtain additional working capital for future fiscal periods. See "Liquidity and Capital Resources."

Results of Operations - Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Revenues increased $282,034 or 6% from $4,870,723 in 1997 to $5,152,757 in 1998.
This increase was primarily the result of increased revenues for the Virginia Faire of approximately $100,000 and increased revenues for the Southern California Faire of approximately $170,000. The increased revenues for the Virginia Faire were primarily due to increased attendance. The increased revenues for the Southern California Faire were due to an increase in paid attendance as well as being open one more weekend in 1998 than in 1997.

Operating expenses (year-round operating costs and corporate overhead) showed a marginal increase of $21,667 or 1%, from $2,710,733 in 1997 to $2,732,400 in
1998.

Of the operating expenses, salaries decreased 3%, from $1,258,342 in 1997 to $1,216,104 in 1998 reflecting a continuing reduction in personnel expense for the 1998 period as compared to the 1997 period.

Advertising expense decreased $35,585, or 5%, from $681,496 in 1997 to $645,911 in 1998. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization increased 92%, from $73,929 in 1997 to $142,022 in 1998. This increase is primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997. In the second quarter of 1997 an adjustment to decrease depreciation expense was made to effect the results of this standardization.

Other operating expenses (all other general and administrative expenses of the Company) increased $31,397 or 5%, from $696,966 in 1997 to $728,363 in 1998.

As a result of the foregoing, net operating income (before interest charges and other income) increased 92% from $352,766 for the 1997 period to $676,808 for the 1998 period.

A 108% increase in interest expense from $104,735 in 1997 to $217,406 in 1998 resulted from the accounting treatment of the sale-leaseback of the Wisconsin property effected in November, 1997. Due to the structuring of this transaction, FASB 98 required that this transaction be treated as a financing arrangement resulting in interest expense as opposed to operating lease payments. Excepting the above mentioned item, the Company's borrowing level and associated interest expense has decreased over the past one year period.

Other income decreased $302,375, from $310,726 in 1997 to $8,351 in 1998. The primary cause of this decrease was the 1997 reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter of 1997 it became apparent that this site would not be available and that these costs would not be incurred and the current Northern California faire site was secured for the 1998 season.

Combining net operating income with other income/expense resulted in a $90,755 decrease in net income before taxes, from income of $574,761 for the 1997 period to an income of $484,006 for the 1998 period.

Net income to common stockholders also decreased $90,755, from $574,761 for the 1997 period to $484,006 for the 1998 period. Finally, net income per common share decreased from $.29 for the 1997 period to an income of $.23 for the 1998 period, based on 1,992,484 weighted average shares outstanding during the 1997 period and 2,104,181 weighted average shares outstanding during the 1998 period.


Results of Operations - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues increased $316,273 or 6% from $4,885,596 in 1997 to $5,201,869 in 1998.
This increase was primarily the result of increased revenues for the Virginia Faire of approximately $100,000 and increased revenues for the Southern California Faire of approximately $170,000. The increased revenues for the Virginia Faire were primarily due to increased attendance. The increased revenues for the Southern California Faire were due to an increase in paid attendance as well as being open one more weekend in 1998 than in 1997.

Operating expenses (year-round operating costs and corporate overhead) decreased $222,610 or 5%, from $4,455,833 in 1997 to $4,233,223 in 1998.

Of the operating expenses, salaries decreased 4%, from $2,019,519 in 1997 to $1,936,178 in 1998, reflecting a continuing reduction in personnel expense for the 1998 period as compared to the 1997 period.

Advertising expense decreased $34,277, or 5%, from $693,991 in 1997 to $659,714 in 1998. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization decreased 18%, from $343,570 in 1997 to $283,164 in 1998. This decrease was primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) decreased $44,586 or 3%, from $1,398,753 in 1997 to $1,354,167 in 1998.
This decrease is due to management's continuing implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) increased $630,867 from a loss of ($1,400,780) for the 1997 period to a loss of ($769,913) for the 1998 period.

An 85% increase in interest expense from $196,167 in 1997 to $362,398 in 1998 resulted from the accounting treatment of the sale-leaseback of the Wisconsin property effected in November, 1997. Due to the structuring of this transaction, FASB 98 required that this transaction be treated as a financing arrangement resulting in interest expense as opposed to operating lease payments.

Excepting the above mentioned item, the company's borrowing level and associated interest expense has decreased over the past one year period.

Other income decreased $225,401, from $312,634 in 1997 to $87,233 in 1998. The primary cause of this decrease was the 1997 reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter of 1997 it became apparent that this site would not be available and that these costs would not be incurred and the current Northern California faire site was secured for the 1998 season.

Combining net operating income with other income/expense resulted in a $243,321 increase in net income before taxes, from a loss of ($1,253,598) for the 1997 period to a loss of ($1,010,277) for the 1998 period.

Net income to common stockholders increased $243,321, from a loss of ($1,253,598) for the 1997 period to a loss of ($1,010,277) for the 1998 period. Finally, net income per common share increased from a loss of ($.66) for the 1997 period to a loss of ($.48) for the 1998 period, based on 1,906,316 weighted average shares outstanding during the 1997 period and 2,085,954 weighted average shares outstanding during the 1998 period.

Liquidity and Capital Resources

The Company's working capital deficit widened during the six months ended June 30, 1998, from $204,821 at December 31, 1997 to $1,044,356 at June 30, 1998. The
Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first faires of the faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1998, the Company raised $498,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and three other investors. The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share. While the Company believes it has adequate capital to fund anticipated operations for the balance of fiscal 1998, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $1,235,606 at December 31, 1997 to $1,688,004 at June 30, 1998, an increase of $452,398 or
37%. Of these amounts, cash and cash equivalents increased from $590,022 at December 31, 1997 to $698,849 at June 30, 1998. Prepaid expenses (expenses incurred on behalf of the faires) increased from $480,320 at December 31, 1997 to $690,904 at June 30, 1998. These costs are expensed once the associated Faires are operating. Accounts receivable increased from $21,710 at December 31, 1997 to $94,307 at June 30, 1998. Inventory increased 42% from $143,554 to $203,944. Accounts receivable and inventory normally increase during the faire operating season.

Current liabilities increased from $1,440,427 at December 31, 1997, to $2,732,360 at June 30, 1998, an increase of $1,291,933 or 90%. This increase is due to an increase during the six month period in accounts payable and accrued expenses of $501,091 as a result of the Company's decision to defer payments of trade payables and to increased indebtedness during the six months of $496,575 incurred to cover the Company's operating expenses prior to the opening of the 1998 faire season. Unearned income, which consists primarily of the sale of admission tickets to upcoming faires, and deposits received from craft vendors for future faires, increased from $142,503 at December 31, 1997 to $436,770 at June 30, 1998. Notes payable, current portion, increased from $115,135 at December 31, 1997 to $611,710 at June 30, 1998. This increase reflects the $498,000 in short-term capital borrowed during the first four months of the year. The loans bear interest at 6% per quarter and are secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share. The term of these loans require repayment of principal and interest by August 31, 1998.

Stockholders' Equity decreased from $3,573,758 at December 31, 1997 to $2,622,103 at June 30, 1998, a decrease of $951,655 or 27%. This decrease resulted from the net loss during the six months.

Although inflation can potentially have an effect on financial results, during 1997 and the first six months of fiscal 1998 it caused no material effect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1998.


                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

         Recent Losses. The Company has incurred substantial operating losses since fiscal 1995. In addition, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. As of the date of this report, the Virginia Faire has concluded and the New York Faire has been open one weekend. Current results indicate that the Virginia Faire operated at a significantly lower loss, approximately 35% less as compared to the prior year. At this time it is not possible to determine the results for the New York Faire. If the performance of these Faires does not continue to improve, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

         Need for Additional Capital. The Company had a working capital deficit of ($1,044,356) as of June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal 1998, it will need additional working capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         Possible Suspension of Northern California Faire. Historically, the Company operates its Northern California Faire during the Fall of each year at a site in Novato, California. While the

Company has a lease for this site for 1998, this will be the last year the Faire will operate at this location. Further, in order to obtain a lease at the current site for the 1998 season it was necessary to begin the faire four weeks earlier in 1998 than in 1997. The Company is currently investigating two potential new sites for the Faire for the 1999 season. There is no assurance that the Company will be successful in locating a new site for the Northern California Faire. The Company estimates that it could be required to spend from $500,000 to $1,000,000 for construction of structures prior to the opening of the Faire at a new site. Should the chosen site require development of an infrastructure, water, electricity, etc., the cost to the Company could increase substantially.

         Possible Relocation of Southern California Faire. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The Company is currently negotiating with the owners of the Devore property regarding both short and long-term use of this property. The owners have indicated that the site would be available in 1999. The Company believes that it either needs to obtain a long-term lease for the current faire site or relocate the faire to another site for which a long-term lease would be available. This would allow the Company to construct permanent structures on the site and significantly reduce setup cost for this faire. As of the date of this report, the Company has not entered into a long-term lease for the current faire site and there can be no assurance that it will be able to do so.

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





                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  On June 25, 1998, a former employee of the Company commenced an action against the Company (on all allegations) and Kevin Patterson, a previous Vice-President of the Company, (on the final four allegations), in Superior Court of the State of California in and for the county of Marin alleging breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, negligent representation, age discrimation, physical disability discrimination and negligent infliction of emotional distress. At the date of this writing, the employee has withdrawn the action pending mediation.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders of the Company was held on July 28, 1998. At that meeting, the following four directors, constituting all members of the Board of Directors, were elected.


                                   Votes Cast   Votes Cast
Name                               For          Against           Abstentions
Charles S. Leavell                 1,842,100         0              31,457
Sanford L. Schwartz                1,740,633         0             133,014
Robert Geller                      1,841,900         0              31,747
Charles Weber                      1,841,900         0              31,747


                  Shareholders also approved a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan: the number voting for the increase were 595,108, against 209,504, abstentions were 4,037 and broker non votes were 1,064,907.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  The Company was not required to file a report on Form 8-K during the quarter ended June 30, 1998.

                  Exhibit 27.  Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Renaissance Entertainment Corporation



Dated:     August 11, 1998            /s/ Charles S. Leavell
        -------------------           ---------------------------------------
                                      Charles S. Leavell, Chief Executive and
                                      Chief Financial Officer

                                      /s/ Sue E. Brophy
                                      ------------------------------------
                                      Sue E. Brophy, Chief Accounting Officer