Form 10-Q
period 1998-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 1998-11-12
CIK 838782

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.
                For the quarterly period ended September 30, 1998
                                               ------------------
                                         or
      [  ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
           Exchange act of 1934.
           For the transition period from ________________ to ________________

          Commission File Number             0-23782
                                --------------------------------------------
                          RENAISSANCE ENTERTAINMENT CORPORATION
          ------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                          Colorado                          84-1094630
          ------------------------------------------------------------------
               (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization           Identification No.)

          275 Century Circle, Suite 102, Louisville, Colorado       80027
          ------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

                                  (303) 664-0300
          ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              4410 Arapahoe Avenue, Suite 200, Boulder, Colorado   80303
          ------------------------------------------------------------------
                                  (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ X ] Yes    [   ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 1998, Registrant had 2,139,894 shares of common stock, $.03 Par Value, outstanding.

                                       INDEX
                                       -----

                                                                       Page
                                                                      Number
                                                                      ------

PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1998 (Unaudited)
                    and December 31, 1997 . . . . . . . . . . . . . . .  3

               Statements of Operations for the Three Months
                    Ended September 30, 1998 and 1997
                    (Unaudited) . . . . . . . . . . . . . . . . . . . .  4

               Statements of Operations for the Nine Months
                    Ended September 30, 1998 and 1997
                    (Unaudited) . . . . . . . . . . . . . . . . . . . .  5

               Statements of Cash Flows for the Nine Months
                    Ended September 30, 1998 and 1997
                    (Unaudited) . . . . . . . . . . . . . . . . . . . .  6

               Notes to Financial Statements. . . . . . . . . . . . . .  7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . .  8

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 15

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

        RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                             BALANCE SHEETS (UNAUDITED)
                                       ASSETS

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               -------------   ------------
Current Assets:
     Cash and equivalents                                       $ 1,702,558    $   590,022
     Accounts receivable (net)                                       49,651         21,710
     Inventory                                                      136,700        143,554
     Prepaid expenses and other                                     396,297        480,320
                                                                -----------    -----------
       Total Current Assets                                       2,285,206      1,235,606

     Property and equipment, net of accumulated depreciation      6,704,887      6,886,872
     Covenant not to compete                                          9,995         25,000
     Goodwill                                                       532,143        570,150
     Restricted cash                                                327,799        314,078
     Other assets                                                   897,997        845,977
                                                                -----------    -----------
TOTAL ASSETS                                                    $10,758,027    $ 9,877,683
                                                                -----------    -----------
                                                                -----------    -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                      $   921,640    $ 1,182,789
     Notes payable, current portion                                 114,585        115,135
     Unearned income                                                129,862        142,503
                                                                -----------    -----------
       Total Current Liabilities                                  1,166,087      1,440,427

     Lease obligation payable                                     3,934,140      3,909,696
     Notes payable, net of current portion                          841,241        918,277
     Other                                                           51,561         35,525
                                                                -----------    -----------
       Total Liabilities                                          5,993,029      6,303,925
                                                                -----------    -----------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000
       shares authorized, 2,139,894 and 2,051,679 shares
       issued and outstanding at September 30, 1998 and
       December 31, 1997, respectively                               64,196         61,550
     Additional paid-in capital                                   9,428,477      9,372,500
     Accumulated earnings (deficit)                              (4,727,675)    (5,860,292)
                                                                -----------    -----------
       Total Stockholders' Equity                                 4,764,998      3,573,758
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,758,027    $ 9,877,683
                                                                -----------    -----------
                                                                -----------    -----------

The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         Three Months Ended
                                                            September 30
                                                    ------------------------
                                                       1998            1997
                                                    ----------     ----------
REVENUE:
       Sales                                        $9,350,396     $8,208,373
       Faire operating costs                         2,629,512      2,437,836
                                                    ----------     ----------
         Gross Profit                                6,720,884      5,770,537
                                                    ----------     ----------
OPERATING EXPENSES:
       Salaries                                      1,703,400      1,888,412
       Depreciation and amortization                   148,045        186,162
       Advertising                                   1,111,784      1,296,333
       Other operating expenses                      1,495,732      1,426,498
                                                    ----------     ----------
         Total Operating Expenses                    4,458,961      4,797,405
                                                    ----------     ----------
Net Operating (Loss) Income                          2,261,923        973,132
                                                    ----------     ----------
Other Income (Expenses):
       Interest income                                  23,243         13,548
       Interest (expense)                             (149,971)       (99,108)
       Other income (expense)                            7,700        (53,699)
                                                    ----------     ----------
         Total Other Income (Expenses)                (119,028)      (139,259)
                                                    ----------     ----------
Net Income (Loss) before (Provision)
     Credit for Income Taxes                         2,142,895        833,873

(Provision) Credit for Income Taxes                         --             --
                                                    ----------     ----------

Net Income (Loss) to Common Stockholders            $2,142,895     $  833,873
                                                    ----------     ----------
                                                    ----------     ----------
Net Income (Loss) per Common Share                  $     1.00     $      .43
                                                    ----------     ----------
                                                    ----------     ----------
Weighted Average Number of Common Shares
Outstanding                                          2,139,894      1,927,252
                                                    ----------     ----------
                                                    ----------     ----------

The accompanying notes are an integral part of the financial statements.

         RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
REVENUE:
       Sales                                      $14,552,265    $13,093,969
       Faire operating costs                        4,368,070      4,268,379
                                                  -----------    -----------
         Gross Profit                              10,184,195      8,825,590
                                                  -----------    -----------

OPERATING EXPENSES:
       Salaries                                     3,639,578      3,907,931
       Depreciation and amortization                  431,208        529,732
       Advertising                                  1,771,498      1,990,324
       Other operating expenses                     2,849,899      2,825,251
                                                  -----------    -----------
         Total Operating Expenses                   8,692,183      9,253,238
                                                  -----------    -----------
Net Operating (Loss) Income                         1,492,012       (427,648)
                                                  -----------    -----------
Other Income (Expenses):
       Interest income                                 58,044         44,263
       Interest (expense)                            (512,368)      (295,275)
       Other income (expense)                          94,933        258,935
                                                  -----------    -----------
         Total Other Income (Expenses)               (359,391)         7,923
                                                  -----------    -----------
Net Income (Loss) before (Provision)
     Credit for Income Taxes                        1,132,621       (419,725)

(Provision) Credit for Income Taxes                        --             --
                                                  -----------    -----------
Net Income (Loss) to Common Stockholders          $ 1,132,621    $  (419,725)
                                                  -----------    -----------
                                                  -----------    -----------
Net Income (Loss) per Common Share                $       .54    $      (.22)
                                                  -----------    -----------
                                                  -----------    -----------
Weighted Average Number of Common Shares
Outstanding                                         2,113,150      1,914,839
                                                  -----------    -----------
                                                  -----------    -----------

The accompanying notes are an integral part of the financial statements.

         RENAISSANCE ENTERTAINMENT CORPORATION AND CONSOLIDATED SUBSIDIARY
                        STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months ended
                                                          September 30,
                                                   -------------------------
                                                      1998            1997
                                                   ----------     ----------
Cash Flows from Operating Activities:
   Net income (Loss)                               $1,132,621      $(419,725)
                                                   ----------      ---------
   Adjustments to reconcile net income (Loss)
   to net cash provided by operating
   activities:

     Depreciation and amortization                    431,208        529,732
     Gain (loss) on disposal of assets                 (6,543)         1,363
     (Increase) decrease in:
        Stock Subscription Receivable                       0        133,749
        Accounts Receivable                           (27,941)      (665,603)
        Inventory                                       6,854         13,166
        Prepaid expenses and other                     31,754        (15,036)
     Increase (decrease) in:
        Accounts payable and accrued expenses        (261,150)      (293,749)
        Unearned revenue and other                      3,394        (61,091)
                                                   ----------      ---------
           Total adjustments                          177,576       (357,469)
                                                   ----------      ---------
Net Cash Provided by Operating Activities           1,310,197       (777,194)
                                                   ----------      ---------
Cash Flows from Investing Activities:
   Investment in restricted cash                      (13,721)       580,009
   Acquisition of property and equipment             (189,422)      (340,363)
                                                   ----------      ---------
Net Cash (Used in) Investing Activities              (203,143)       239,646
                                                   ----------      ---------


Cash Flows from Financing Activities:
   Common stock issued and additional
    paid-in capital                                    58,623        978,539
   Proceeds from notes payable                        508,683      1,350,000
   Principal payments on notes payable               (561,826)    (1,790,059)
                                                   ----------      ---------
Net Cash Provided by Financing Activities               5,480        538,480
                                                   ----------      ---------

Net Increase (Decrease) in Cash                     1,112,534            932
Cash, beginning of period                             590,024        374,289
                                                   ----------      ---------
Cash, end of period                                $1,702,558      $ 375,221
                                                   ----------      ---------
                                                   ----------      ---------
Interest paid                                      $  512,368      $ 295,275
                                                   ----------      ---------
                                                   ----------      ---------

The accompanying notes are an integral part of the financial statements.

                     RENAISSANCE ENTERTAINMENT CORPORATION AND
                              CONSOLIDATED SUBSIDIARY

                           NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of September 30, 1998, the statements of operations and the statements of cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1998 and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share are calculated by dividing the net income
     (loss) to common stockholders by the weighted average number of common shares outstanding.

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

The Company operates five Renaissance Faires in the United States. The Company's newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997, and a net profit of $1,132,621 for the nine months ended September 30, 1998. Although the Company expects to incur a net loss for the fiscal year ending December 31, 1998, the loss should be significantly less than prior years. The Virginia Faire has operated at a decreasing loss since opening in 1996. It is typical for a new faire, such as the Virginia Faire, to operate at a loss for several years until it is able to build a significant customer base and awareness of the faire. The New York Faire operated at a loss during 1996 and 1997. The Company hired a new manager for this Faire and introduced several new entertainment acts and implemented additional promotional efforts for this Faire's 1997 season. The operating loss for the New York Faire was reduced substantially in 1997 compared to 1996. As of this writing, the New York Faire will be profitable in fiscal year 1998.

The owner of the site for the Company's Northern California Faire has been seeking to develop this site for commercial construction purposes. The Company moved from this location after the close of the Faire in September, 1998. While the Company is investigating several new permanent as well as temporary sites for the Northern California Faire, there can be no assurance that the Company will be able to secure a new site for this Faire for the 1999 or following faire seasons.

The Company is negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the Faire.

The Company had a working capital surplus of $1,119,119 as of September 30, 1998. During the first four months of fiscal 1998, the Company obtained $498,000 of additional capital through short-term loans. While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal 1998, it believes it must obtain additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased  $1,142,023 or 14% from $8,208,373 in 1997 to $9,350,396 in 1998. This increase in revenue, in part, was the result of increased attendance at the Wisconsin and New York Faires. The increase in revenue for the Northern California Faire is partially a result of increased attendance but also of a timing difference. In 1997 the Northern California Faire ended the first week of October, whereas in 1998 the season ended the first week in September. During October of 1997 the Northern Faire reported final weekend revenue of approximately $500,000.

Faire operating expenses increased $191,676 or 8% from $2,437,836 in 1997 to $2,629,512 in 1998. Overall cost of sales inherently increase with revenue. Cost of sales as a percent of revenue actually decreased 1.5% from 1997 to 1998, indicating improved efficiency in the utilization of resources within this expense category.

Operating expenses (year-round operating costs and corporate overhead) showed a decrease of $338,444 or 7%, from $4,797,405 in 1997 to $4,458,961 in 1998.

Of the operating expenses, salaries decreased 10%, from $1,888,412 in 1997 to $1,703,400 in 1998, reflecting a continuing reduction in personnel expense for the 1998 period as compared to the 1997 period.

Advertising expense decreased $184,549, or 14%, from $1,296,333 in 1997 to $1,111,784 in 1998. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization decreased 20%, from $186,162 in 1997 to $148,045 in 1998. This decrease is primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) increased $69,234 or 5%, from $1,426,498 in 1997 to $1,495,732 in 1998.

As a result of the foregoing, net operating income (before interest charges and other income) increased 132% from $973,132 for the 1997 period to $2,261,923 for the 1998 period.

A 51% increase in interest expense from $99,108 in 1997 to $149,971 in 1998 resulted from the accounting treatment of the sale-leaseback of the Wisconsin property effected in November, 1997. Due to the structuring of this transaction, FASB 98 required that this transaction be treated as a financing arrangement resulting in interest expense as opposed to operating lease payments. Except for the above-mentioned item, the Company's borrowing level and associated interest expense has decreased over the past one year period.

Other income increased $61,399, from expense of $53,699 in 1997 to income of $7,700 in 1998. The primary cause of the expense incurred in 1997 was in connection with the termination of an employee. These expenses decreased in 1998.

Combining net operating income with other income/expense resulted in a $1,309,022 increase in net income before taxes from income of $833,873 for the 1997 period to an income of $2,142,895 for the 1998 period.

Net income to common stockholders also increased $1,309,022, from $833,873 for the 1997 period to $2,142,895 for the 1998 period. Finally, net income per common share increased from $.43 for the 1997 period to an income of $1.00 for the 1998 period, based on 1,927,252 weighted average shares outstanding during the 1997 period and 2,139,894 weighted average shares outstanding during the 1998 period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased  $1,458,296 or 11% from $13,093,969 in 1997 to $14,552,265 in 1998. This increase was primarily the result of increased revenue of approximately $43,000 for the Virginia Faire, $133,000 for the Southern California Faire, $236,000 for the Wisconsin Faire, $150,000 for the New York Faire and $844,000 for the Northern California Faire. The increased revenue for the Virginia, Wisconsin, and New York Faires was primarily due to increased attendance. The increased revenue for the Southern California Faire was due to an increase in paid attendance, as well as being open one more weekend in 1998 than in 1997. The increased revenue for the Northern California Faire is in part a result of increased attendance, but also of a timing difference. In 1997, the Northern California Faire ended the first week of October, whereas in 1998 the season ended the first week in September. During October of 1997, the Northern Faire reported final weekend revenue of approximately $500,000.

Faire operating expenses increased $99,691 or 2% from $4,268,379 in 1997 to $4,368,070 in 1998. Overall cost of sales inherently increases with revenue. Cost of sales as a percent of revenue actually decreased 2.5% from 1997 to 1998 indicating improved efficiency in the utilization of resources within this expense category.

Operating expenses (year-round operating costs and corporate overhead) decreased $561,055 or 6%, from $9,253,238 in 1997 to $8,692,183 in 1998.

Of the operating expenses, salaries decreased 7%, from $3,907,931 in 1997 to $3,639,578 in 1998, reflecting a continuing reduction in personnel expense for the 1998 period as compared to the 1997 period.

Advertising expense decreased $218,826, or 11%, from $1,990,324 in 1997 to $1,771,498 in 1998. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization decreased 19%, from $529,732 in 1997 to $431,208 in 1998. This decrease was primarily the result of the Company standardizing the depreciable lives used for buildings from a range of between 7 to 30 years in 1996 to 15 years for temporary buildings, and 30 years for permanent buildings in 1997.

Other operating expenses (all other general and administrative expenses of the Company) showed a marginal increase of $24,648 or 1%, from $2,825,251 in 1997 to $2,849,899 in 1998.

As a result of the foregoing, net operating income (before interest charges and other income) increased $1,919,660 from a loss of ($427,648) for the 1997 period to income of $1,492,012 for the 1998 period.

A 73% increase in interest expense from $295,275 in 1997 to $512,368 in 1998 resulted from the accounting treatment of the sale-leaseback of the Wisconsin property effected in November, 1997. Due to the structuring of this transaction, FASB 98 required that this transaction be treated as a financing arrangement resulting in interest expense as opposed to operating lease payments. Except for the above-mentioned item, the Company's borrowing level and associated interest expense has decreased over the past one year period.

Other income decreased $164,002, from $258,935 in 1997 to $94,933 in 1998.
The primary cause of this decrease was the 1997 reversal of $309,694 of expense which had been accrued in 1996 for expenses expected to have been incurred in 1997 to evaluate a new site for the Northern California Faire. During the second quarter of 1997 it became apparent that this site would not be available, and that these costs would not be incurred and the current Northern California Faire site was secured for the 1998 season.

Combining net operating income with other income/expense resulted in a $1,552,346 increase in net income before taxes, from a loss of ($419,725) for the 1997 period to income of $1,132,621 for the 1998 period.

Net income to common stockholders increased $1,552,346, from a loss of ($419,725) for the 1997 period to income of $1,132,621 for the 1998 period. Finally, net income per common share increased from a loss of ($.22) for the 1997 period to income of $.54 for the 1998 period, based on 1,914,839 weighted average shares outstanding during the 1997 period and 2,113,150 weighted average shares outstanding during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position improved during the nine months ended September 30, 1998, from a deficit of $204,821 at December 31, 1997 to a surplus of $1,119,119 at September 30, 1998. The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faires of the Faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1998, the Company raised $498,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $198,000) and three other investors. The loans allowed interest at 6% per quarter and were secured by substantially all of the Company's assets other than its real estate. The investors also were granted a five-year warrant to purchase one share of common stock for each $2.50 loaned to the Company at an exercise price of $1.50 per share. These loans were repaid in August of 1998. While the Company believes it has adequate capital to fund anticipated operations for the balance of fiscal 1998, it believes it must obtain approximately $1,000,000 of debt or equity financing for the first quarter of 1999 and future periods. While the Company has initiated discussions with several potential sources, there can be no assurance that additional funding will be available or that it will be available on terms acceptable to the Company.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $1,235,606 at December 31, 1997 to $2,285,206 at September

30, 1998, an increase of $1,049,600 or 85%. Of these amounts, cash and cash equivalents increased from $590,022 at December 31, 1997 to $1,702,558 at September 30, 1998. Prepaid expenses and other current assets, decreased from $480,320 at December 31, 1997 to $396,297 at September 30, 1998.
Accounts receivable increased from $21,710 at December 31, 1997 to $49,651 at September 30, 1998. This is a normal condition, reflecting outstanding balances due from vendors for recently completed Faires. Inventory decreased 5% from $143,554 at December 31, 1997 to $136,700 at September 30, 1998.
Inventory normally decreases after the Faire season.

Current liabilities decreased from $1,440,427 at December 31, 1997, to $1,166,087 at September 30, 1998, a decrease of $274,340 or 19%. This decrease is primarily due to a reduction during the nine-month period in accounts payable and accrued expenses of $261,149. Unearned income, which consists primarily of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, decreased from $142,503 at December 31, 1997 to $129,862 at September 30, 1998. Notes
payable, current portion, decreased from $115,135 at December 31, 1997 to $114,585 at September 30, 1998.

Stockholders' Equity increased from $3,573,758 at December 31, 1997 to $4,764,998 at September 30, 1998, an increase of $1,191,240 or 33%. This increase resulted primarily from the net profit during the nine-month period.

Although inflation can potentially have an effect on financial results, during 1997 and the first nine months of fiscal 1998, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1998.

                  FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred substantial operating losses since fiscal 1995. In addition, although significantly lower than previous years, the Company expects to incur a net loss for the fiscal year ending December 31, 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. Current results indicate that the Virginia Faire operated at a significantly lower loss, approximately 20% less as compared to the prior year. The New York Faire is expected to operate at a profit in 1998. If the performance of these Faires does not continue to improve, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $1,119,119 as of September 30, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 1998, it will need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. Historically, the Company has operated its Northern California Faire during the fall of each year at a site in Novato, California. While the Company had a lease for this site in 1998, it was known that the owners of the property were seeking to develop the land. Subsequent to the conclusion of the 1998 season, the Company moved its Northern California operations from this location. The Company is currently in negotiations involving two potential new sites for the Faire for the 1999 season. There is no assurance that the Company will be successful in locating a new site for the Northern California Faire. The Company estimates that it could be required to spend from $500,000 to $1,000,000 for construction of structures prior to the opening of the Faire at a new site. Should the chosen site require development of an infrastructure, water, electricity, etc., the cost to the Company could increase substantially.

     POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California.
The Company is currently negotiating with the owners of the Devore property regarding both short and long-term use of this property. The owners have indicated that the site would be available in 1999. The Company believes that it either needs to obtain a long-term lease for the current site or relocate the Faire to another site for which a long-term lease would be available. This would allow the Company to construct permanent structures on the site and significantly reduce setup costs for this Faire. As of the date of this report, the Company has not entered into a long-term lease for the current site and there can be no assurance that it will be able to do so.

     COMPETITION. The Company faces significant competition from numerous organizations throughout the country which offer Renaissance Faires and other entertainment events, including amusement parks, theme parks, local and county fairs and festivals, some of which possess significantly greater resources than the Company, and in many cases, greater expertise and industry contacts. The Company estimates that there are currently 20 major Renaissance Faires produced each year. In addition, the Company estimates that there are 100 minor Renaissance Faire events held throughout the United States each year, ranging in duration from one day to two weekends.

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

     PUBLIC LIABILITY AND INSURANCE. As a producer of a public entertainment event, the Company has exposure for claims of personal injury and property damage suffered by visitors to the Faires. To date, the Company has experienced only minimal claims, which it has been able to resolve without litigation. The Company maintains comprehensive liability insurance which it considers to be adequate against this risk; however, there can be no assurance that a catastrophic event or claim which could result in damage or liability in excess of this coverage will not occur.

     DEPENDENCE UPON VENDORS. A substantial portion of the Company's revenues generated at each Faire is derived from arrangements that the Company has with vendors who construct elaborate booths at the Faires and sell a variety of food, crafts and souvenirs. This arrangement consists of either a fixed rental paid by the vendors to the Company, or a percent of revenues. In either case, the success of a Faire is dependent upon the Company's ability to attract responsible vendors who sell high quality goods.

     SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. Unless the Company acquires or develops additional Faire sites in areas which are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ended September 30th of each year.

     DEPENDENCE UPON WEATHER. Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, which are determined substantially in advance in order to facilitate advertising and other promotional efforts. The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions. While each of the Company's Faires, other than the Northern and Southern California Faires, are open, rain or shine, poor weather, or even the forecast of poor weather, can result in substantial declines in attendance and, as a result, loss of revenues. The Northern and Southern California Faires are closed if it is raining. Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire's infrastructure and buildings, as well as injuries to patrons and employees. Risks associated with the weather are beyond anyone's control, but have a direct and material impact upon the relative success or failure of a given Faire.

     LICENSING AND OTHER GOVERNMENTAL REGULATION. For each Faire operated by the Company, it is necessary for the Company to apply for and obtain permits and other licenses from local governmental authorities controlling the conduct of the Faire, service of alcoholic beverages, service of food, health, sanitation, and other matters at the Faire sites. Each governmental jurisdiction has its own regulatory requirements which can impose unforeseeable delays or impediments in preparing for a Faire production. While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company's future operations.

     FAIRE SITES. The Company currently does not have a Northern California Faire site. The Southern California Faire, Bristol Renaissance Faire, and the New York Faire are all operated on leased sites. It is expected that future Faires that may be developed by the Company, if any, will also be presented on leased sites. The terms and conditions of each lease will vary from location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

                             PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On June 25, 1998, a former employee of the Company commenced an action against the Company (on all allegations) and a former officer of the Company in Superior Court of the State of California in and for the county of Marin, alleging breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, negligent representation, age discrimination, physical disability discrimination and negligent infliction of emotional distress. On September 15, 1998 this case was settled through mediation. The mediator found for the former employee in the amount of approximately $50,000 to be paid in full by September, 2000.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Stockholders of the Company was held on July 28, 1998. At that meeting, the following four directors, constituting all members of the Board of Directors, were elected.

                               VOTES CAST
NAME                           FOR           ABSTENTIONS
Charles S. Leavell             1,842,100      31,457
Sanford L. Schwartz            1,740,633     133,014
Robert Geller                  1,841,900      31,747
Charles Weber                  1,841,900      31,747

         Shareholders also approved a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan from 284,000 to 484,000. The number of shares voting for the increase were 595,108; against were 209,504; abstentions were 4,037, and broker non-votes were 1,064,907.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company was not required to file a report on Form 8-K during the quarter ended September 30, 1998.

         Exhibit 27.  Financial Data Schedule

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RENAISSANCE ENTERTAINMENT CORPORATION



Dated:    November 10, 1998             /s/
                                   --------------------------------------
                                   Charles S. Leavell, Chief Executive and
                                     Chief Financial Officer


                                        /s/
                                   --------------------------------------
                                   Sue E. Brophy, Chief Accounting Officer