Form 10-K
period 1998-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 1999-04-15
CIK 838782

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION

                           --------------------------

                (Name of Registrant as Specified in its Charter)

                   Colorado                                  84-1094630
      ---------------------------------                 ---------------------
         (State or other jurisdiction                      I.R.S. Employer
      of incorporation or organization)                 Identification number

275 Century Circle, Suite 102, Louisville, Colorado               80027
-----------------------------------------------------        ---------------
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
                     Class B Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuers revenues for the year ended December 31, 1998 were $15,219,412.

As of March 17, 1999, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the OTC Bulletin Board Market held by non-affiliates of the Registrant was approximately $1,207,656. As of March 17, 1999, 2,146,563 shares of the Common Stock of the Registrant were outstanding.

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

WEB SITE. The Company maintains a home page at www.recfair.com and financial information at www.moneynet.com/inclink/fairc/inclink and http://investorcare.renfair.com/.

EXISTING RENAISSANCE FAIRES AND SITES

The Company presently owns and produces five Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire, serving the San Francisco Bay area; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; the New York Renaissance Faire serving the New York City metropolitan area; and the

Virginia Renaissance Faire in Fredericksburg, Virginia, serving the Washington, D.C. and Richmond metropolitan areas.

The following table shows the attendance, number of vendors and net operating income for the Company's Faires during the 1998 and 1997 faire seasons.

                                                      Approximate
                                                       Number of
                           Attendance                   Vendors            Net Operating Income
                     ---------------------        ------------------     ------------------------
                       1998          1997          1998        1997          1998           1997
                     -------       -------        ------      ------     ----------    ----------
Bristol              181,350       167,166         180         150       $  916,543    $  655,762
Northern CA          163,239       182,600         180         150          917,276       455,824
Southern CA          162,316       172,050         150         150          696,038       165,597
New York             133,933       131,701         125         100          533,528      (119,600)
Virginia              57,738        49,574          60          50         (445,187)     (549,143)
                     -------       -------                               ----------    ----------
   Total             698,576       703,091                               $2,618,198    $  608,440


BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is conducted at the Kenosha, Wisconsin site leased by the Company. It has been in existence for 12 years. The Bristol Renaissance Faire is presented annually for nine weekends beginning the last weekend in June and ending the third weekend in August.

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

Historically the Company has only utilized the site for the Renaissance Faire, and the property has been vacant during the off-season. During the 1998 operating season two additional events were introduced. Under a joint arrangement with Educational Travel Tours, Inc. the Company operated two School Day events in May and a Wild West rodeo in October. The Company believes that the property is amenable to additional income-producing off-season activity. The Company is considering year-round uses which could include campgrounds, an Octoberfest and music festivals. To date, however, there exist no agreements, arrangements or other understandings with respect to alternate year-round uses, and there can he no assurance that the Company will be successful in developing any additional income-producing, off-season activities.

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 32 years. This Faire is conducted annually for six to seven weekends, typically beginning Labor Day weekend and running through the first or second weekend of October. In 1998 the Faire ran for seven weekends beginning the last weekend in July through the Labor Day weekend. In 1999 the Faire is expected to return to a Labor Day through October operating season.

The Northern California Faire historically operated on leased property in Novato, California. The lease for this property expired after the 1998 faire season. The Company has a contingent lease for a new site for the Faire which, if completed, may be available for the 1999 faire season. The lease is contingent upon the Company obtaining the necessary permits to operate the faire and the lessor closing on the purchase of the property. However, there can be no assurance that the Company will be successful in securing a lease or that it will be on terms acceptable to the Company. The Company estimates that it will be required to spend approximately $500,000 to $1,000,000 for the development of the new site prior to the opening of the Faire at the site.

Historically all structures, including the gates, stages, booths, shops and arenas utilized in the Northern California Renaissance Pleasure Faires had to be mobile. These props were loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, were stored at the Northern Renaissance Faire site. The booths and craft shops utilized and owned by the individual vendors were moved onto the site for the Faire and then removed by them. The Company's pending lease agreement, if completed, would allow these structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire.

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been conducted for the past 36 years in the Los Angeles metropolitan area. This Faire is held annually for eight or nine weekends beginning the last week of April and ending Mid-June. In 1999 the Faire is expected to run eight weekends beginning the first week of May and ending the third weekend of June. The Company, for the first time, is sponsoring a School Day Event in conjunction with Events Group Corporation to be held on the faire site in May of 1999.

The Southern Renaissance Pleasure Faire is held in Glen Helen Regional Park located near Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a one year lease for the 1999 Faire. Rental under the lease is equal to 4.0% of gross revenues with a guaranteed minimum of $165,000. The Company believes it has the option of leasing the San Bernardino site in the future.

The Southern Renaissance Pleasure Faire site is only occupied during the Faire season and must be vacated following completion of the Faire. Accordingly, all structures are mobile and transported to the Northern Renaissance Faire site for storage during the off-season.

Although the Company has operated that Faire during the past several years at a profit, management believes that it should either relocate the Faire or obtain a long-term lease for the current faire site in order to improve its profitability in the future. The owner of the existing site has indicated that it is willing to enter into a long-term lease for the faire site. With a long-term lease, the Company would be able to make permanent improvements to the site and reduce its annual set-up cost for the faire. The Company has not, as of the date of this report, entered into a long-term lease for the existing faire site and there can be no assurance that it will be able to obtain a long-term lease for this site.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and recreates a 16th century English country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear. The Company issued 108,000 shares of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd. Effective November 19, 1998 Creative Faires, Ltd. merged with Renaissance Entertainment Corporation.

The Faire is held annually for eight weekends beginning the first weekend of August and ending the third weekend of September. The Forest of Fear is held annually beginning the first weekend of October and ending on Halloween. In 1998, under a joint arrangement with Educational Travel Tours, Inc., the Company operated two School Day events in May and June.

In 1996, the Company signed a five year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The lease term expires after the faire season in 2000. The Company is currently negotiating with Sterling Forest Corp. to remain in Sterling Forest and investigating alternative locations for the Faire.

VIRGINIA RENAISSANCE FAIRE. The Company's newest Faire is located in Fredericksburg, Virginia on 250 acres of land purchased by the Company in July of 1995 for $925,000. Like the Bristol Faire, this is a permanent facility. The Faire generally runs for seven weekends beginning in late April or early May. All buildings on the property, including performance stages, restaurants, ale stands and craft shops, were designed in a unified style appropriate to the Renaissance period and were constructed by the Company during the year prior to opening. This is the first time the Company has developed a Faire on its own, since all other Faires owned by the Company represented acquisitions of existing businesses. The Virginia Faire, as is typical of new Faires, operated at a loss in 1996, its first year of operation, and incurred an operating loss in the 1997 and 1998 faire seasons. These losses may continue for one or more future faire seasons until the Company is able to establish a regular customer base and increase the awareness of the faire.

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

Entertainment at the Virginia Faire is managed, in part, by employees of the Bristol Faire. The Company is developing other income-producing activities for this site. In 1998, under a joint arrangement with Educational Travel Tours, Inc. the Company operated a School Day event in

May. The Company co-sponsored a Wine Fest and opened a Halloween event, Fear Fest in October. The winter festival was held in December 1998. Of these additional events, all are scheduled to operate in 1999 except the winter festival. The Company continues to investigate other potential uses for this site including music festivals, or other special events.

VENDORS

Approximately 13% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftspersons who sell food and crafts, and offer games and rides. During the 1998 faire season, there were approximately 180 vendors at the Bristol and Northern California Faires', 150 at the Southern California Faire, 125 at the New York Faire and 60 vendors at the Virginia Faire. Typically, there is little turnover in vendors from one faire season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular faire.

At the Bristol Renaissance Faire site, the vendors and craftspersons are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $900.

At the Virginia Renaissance Faire site, shops and booths are constructed by the vendors. All buildings so constructed become a permanent part of the Faire and are the property of the Company. All vendors at the Virginia Renaissance Faire pay the Company a fee of 5% to 17% of gross revenues and many pay a flat fee in addition to the percentage of revenues.

At the Northern and Southern California Renaissance Pleasure Faires, craft shops and booths are owned by the vendors and transported onto the site for the duration of the Faire and then removed. In lieu of a flat fee to participate, vendors at the California Faires pay the Company a fee equal to 5%-19% of their gross revenues.

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

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 1998 and 1997 faire seasons from each of these activities.

                                             1998                 1997
                                        -----------           -----------
Gate Admissions                          $7,064,819            $6,287,093
Beverage Revenue                          3,051,353             2,826,241
Parking Revenue                             864,938               876,557
Food Revenue                                636,899             1,191,705
Craft Fees                                1,724,922             1,246,980
Game Fees                                   237,867               230,642
Souvenir Revenue                            942,485               827,907
Sponsorship Fees                            235,556               252,292
Camping Fees                                311,004               261,136
Miscellaneous Fees                          149,562               158,037
                                        -----------           -----------
     Total                              $15,219,405           $14,158,590


GATE ADMISSIONS. Gate admissions are set generally from $11.00 to $17.50 for adults, $5.50 to $7.50 for children, with children under the age of three to five admitted free. Discounts for senior's and in some cases, students and military personnel range from $1.00 to $2.50. Off premises discount ticket sales are available at Cub Foods, Sentry Foods, Super Saver, Shoprite, Springfield Mall, Hannaford's Food, 7-11 and CalaBell. Discount coupons are available at retail outlets operated by the Company's sponsors, including McDonalds, Subway, White Castle, Wendy's, Blockbuster Video, Target, and Amoco Stations. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

BEVERAGE INCOME.  The Company sells beer, wine and soft drinks at each Faire.

PARKING INCOME. The California Faires charge $6.00 per car for regular parking and $10 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $2.00 and $5.00. The Virginia Faire does not charge for parking.

FOOD REVENUE. At the California and New York Faires, all food concessions are run by independent vendors. These vendors pay the Company a commission equal to approximately 15% of their gross revenues. At the Bristol Faire, the Company owns certain high volume food items such as turkey legs, pizza, roast beef and brats (sausages). These items comprise approximately 50% of the total food sales. Additional food items are sold by independent food vendors who pay the Company approximately 15% of their gross revenues. At the Virginia Faire, the Company currently owns all of the food concessions.

CRAFT FEES. Each Faire has from 60 to 180 independent craft vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The glassblowers and lace-makers are generally very popular. The craft vendors in California pay the Company a fee of approximately 15% of their gross revenue. At the Bristol, New York and Virginia Faires, craft vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

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

SPONSORSHIP FEES. The Company solicits sponsorship arrangements with major sponsors including Coca-Cola Company, Anheuser-Busch, Inc., Miller Brewing Company, Eastman Kodak Company, Pepsi Cola Company, Grand Pacific Resorts, Trend West Resorts, Earth Grains Bread Company, Bolla Wine, Fuji Film, and Guinness Import Co. The sponsors also participate in joint advertising campaigns.

CAMPING FEES. The Company allows employees and independent vendors limited camping at the Faire sites during the Faire season. The Company provides portable rest room facilities, showers and security for campers. The campers are charged and pay a fee for these services.

MARKETING

The Company markets its Faires as entertainment events for the whole family, which also include shopping and food. Marketing is accomplished through local television and radio stations which, from time-to-time, and, often in conjunction with other advertisers, conduct live broadcasts from the Faires. Supplementing this television and radio advertising, newspapers and billboards provide essential information to the general public regarding the cost of admission, location and times of operation. Artistic brochures and fliers are directed toward groups for advance sales campaigns.

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Eastman Kodak Company, Coca-Cola Company, Miller Brewing Company, Amoco Petroleum Company, Evian Water, Canandiagua Wine, Mindspring Software, Shell Development and Sentry Foods, Inc. Agreements with such sponsors have included joint advertising, sponsorship fees, and product giveaways.

During the 1998 faire season, the Company conducted matinee programs with Educational Travel Tours, Inc. for school children at three of its faire sites. The program is designed to provide an educational experience with lively entertainment. 15,300 school children attended these programs during 1998 and 25,000 are expected at four faire sites in 1999.

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

During the period from the middle of October through April, the Company currently has no material income-generating activity and must meet its working capital requirements from cash flow earned during the Faire season augmented by short-term debt. The Company plans to continue producing the previously mentioned special events and to continue researching additional events at certain of the Company's other Faire sites.

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

While there are more than 100 annual entertainment events produced in the country with a Renaissance theme, there are approximately 20 major Renaissance Faire productions operated in major metropolitan areas throughout the country. As families typically do not travel to distant metropolitan areas in order to attend a Renaissance Faire, the Company does not experience direct competition with those other major productions. More significant competition comes from other entertainment alternatives and smaller fair events.

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

EMPLOYEES

At March 31, 1999, the Company had 11 full-time employees working in its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and part-time employees who are engaged during the Faire presentation. At March 31, 1999 the Bristol Faire had 10 full-time employees, the California Faires had 19 full-time employees, the New York Faire had 6 full-time employees and the Virginia Faire had 10 full-time employees.

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

The Company recently obtained a lease, subject to certain contingencies, for the Northern California Renaissance Pleasure Faire. This lease is contingent upon the Company obtaining the necessary permits and the lessor closing on the purchase of the property. See "Business--Existing Renaissance Faires and Sites--Northern California Renaissance Faire."

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. This lease expires December 31, 2000.

On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. The funds for this purchase were provided from the proceeds of a sale of the Company's Common Stock early in 1995. This property houses the Virginia Renaissance Faire. The construction of the Faire was financed with a $1.5 million mortgage (balance at December 31, 1998 - $564,448), repayable over 15 years at an initial interest rate of 8.65% annually, plus the use of corporate funds. The Company also borrowed $250,000 to finance the construction of buildings for crafts vendors, with repayment over five years at an interest rate of 9.5% annually. The loan for $250,000 has been repaid. In March, 1999 the company obtained a second mortgage on this property in the amount of up to $750,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity").

                            ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. On June 25, 1998, Dawn Morgan, a former employee of the Company, commenced an action against the Company (on all allegations) and a former officer of the Company in Superior Court of the State of California in and for the County of Marin alleging breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unlawful discrimination based on age, physical disability discrimination and negligent infliction of emotional distress. This suit has been settled, based on the Company's agreement to pay Ms. Morgan $50,109.

            ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its securityholders during the fourth quarter of its fiscal year ended December 31, 1998.

                      ITEM 5: MARKET FOR THE COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On December 21, 1998 the Company's Common Stock and Class A and Class B Warrants were delisted from the Nasdaq Small Cap Market. Since December 21, 1998 the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol FAIRC. From August 21, 1997 to December 21, 1998, the Company's Common Stock traded in the Nasdaq Small Cap Market and from September 1, 1995 to August 21, 1997, it traded on the Nasdaq National Market. From December 9, 1996, to January 27, 1998, the Company's Common Stock was also traded on the Philadelphia Stock Exchange. The following table reflects the high and low prices of the Company's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarters retroactively adjusted for a 1-for-5 reverse stock split in February 1998. The prices reflect the high and low sales prices. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.

Calendar Years Ended December 31                            High             Low
--------------------------------                            ----             ---
          1997
First Quarter ended March 31                              $34.38          $25.31
Second Quarter ended June 30                               25.00            5.00
Third Quarter ended September 30                            6.25            2.50
Fourth Quarter ended December 31                            6.56            1.40

          1998
First Quarter ended March 31                               1.625           0.625
Second Quarter ended June 30                                1.12           0.375
Third Quarter ended September 30                            1.46           0.437
Fourth Quarter ended December 31                           0.937            0.15

         1999
First Quarter ended March 31                                1.00            0.23

     As of February 28, 1999 there were approximately 128 shareholders of record. The Company estimates that there are approximately 1,600 beneficial owners of its Common Stock.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

                 ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 1998. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997 and a net loss of ($203,080) for the fiscal year ended December 31, 1998. The Virginia Faire has operated at a decreasing loss since opening in 1996. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Although the New York Faire operated at a loss in 1996 and 1997 it was profitable in 1998. In 1997 the Company hired a new manager for this Faire, introduced several new entertainment acts and implemented additional promotional efforts. These changes were key in returning this faire to a profitable status.

While the Company has a contingent lease for a new site for the Northern California Faire, the Company may not be able to complete all arrangements for this site for the 1999 or following faire seasons. The Company is also negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the Faire.

The Company had a working capital deficit of $147,726 as of December 31, 1998. During the first four months of fiscal 1999, the Company obtained $500,000 of additional capital through short-term loans and $500,000 (which could be increased to $750,000 upon the completion of the lease for the Northern California Faire) by obtaining a second mortgage on the Virginia property. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 1999, it believes it must obtain additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997. Revenues increased $1,060,822 or 7% from $14,158,590 in 1997 to $15,219,412 in 1998. This increase was primarily the result of increased revenue of approximately $194,000 at the Virginia Faire, $137,000 for the Southern California Faire, $351,000 for the Wisconsin Faire, $247,000 for the New York Faire and $132,000 for the Northern California Faire. The increased revenue for the Virginia, Wisconsin, and New York Faires was primarily due to increased overall attendance. The increased revenue for the Southern California Faire was due to an increase in paid attendance, as well as being open one more weekend in 1998 than in 1997. The increased revenue for the Northern California Faire is primarily a result of increased paid attendance.

Faire operating expenses increased $72,062 or 2% from $4,606,602 in 1997 to $4,678,664 in 1998. Overall cost of sales inherently increases with revenue. Cost of sales as a percent of revenue actually decreased 1.8% from 1997 to 1998 indicating improved efficiency in the utilization of resources within this expense category.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,506,577 or 13%, from $11,840,179 in 1997 to $10,333,602 in 1998. The
Company's management has spent a considerable amount of time reviewing operating expenses categorically and implementing plans and systems to lower operating expenses.

Of the operating expenses, salaries decreased 7%, from $4,745,507 in 1997 to $4,398,917 in 1998, reflecting a continued reduction in personnel expense for the 1998 period as compared to the 1997 period.

Advertising expense decreased $554,329, or 23%, from $2,435,229 in 1997 to $1,880,900 in 1998. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization decreased 16%, from $701,599 in 1997 to $585,977 in 1998. This decrease was primarily the result of the Company's utilization of accelerated methods of depreciation resulting in more depreciation in the earlier years of an asset's life and less later.

Other operating expenses (all other general and administrative expenses of the Company) showed a decrease of $490,036 or 12%, from $3,957,844 in 1997 to $3,467,808 in 1998. Numerous cost savings plans were implemented again this year targeted at reducing this category of expenses.

As a result of the foregoing, net operating income (before interest charges and other income) increased $2,495,337 from a loss of ($2,288,191) for the 1997 period to income of $207,146 for the 1998 period.

A 74% increase in interest expense from $370,813 in 1997 to $644,227 in 1998 resulted from the accounting treatment of the sale-leaseback of the Wisconsin property effected in November, 1997. Due to the structuring of this transaction, FASB 98 required that this transaction be treated as a financing arrangement resulting in interest expense as opposed to operating lease payments. Except for the above-mentioned item, the Company's borrowing level and associated interest expense has decreased over the past one year period.

Other income increased $124,588, from $30,876 in 1997 to $155,464 in 1998. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events such as the receipt of income as the result of an easement grant on Company held property.

Combining net operating income with other income/expense resulted in a $2,364,017 decrease in net loss, from a loss of ($2,567,097) for the 1997 period to a loss of ($203,080) for the 1998 period. Net loss to common stockholders decreased $2,364,017, from a loss of ($2,567,097) for the 1997 period to a loss of ($203,080) for the 1998 period. Finally, net loss per common share decreased from a loss of ($1.32) for the 1997 period to a loss of ($0.10) for the 1998 period, based on 1,949,217 weighted average shares outstanding during the 1997 period and 2,095,785 weighted average shares outstanding during the 1998 period.

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

The results of operations of the Company for the nine-month period ended December 31, 1996 reflect the nineteen-day run of the Southern California Faire, the eighteen-day run of the Wisconsin Faire, the fifteen-day run of the Northern California Faire, the seventeen-day run of the New York Faire and the fifteen-day run of the Virginia Faire. The comparable period of 1995 included the same number of days for the Southern California, Wisconsin, and Northern California Faires, but did not include the New York or Virginia Faires. The New York Faire was acquired on February 5, 1996, and although accounted for as a pooling of interests and therefore included in the Company's fiscal year ended March 31, 1996, due to the different fiscal periods for the Company and the New York Faire, the entire twelve-month results of operations for the New York Faire for the year ended December 31, 1995 (the New York Faire's fiscal period) were reflected in the Company's operating results for the January 1, 1996 through March 31, 1996 quarter (the Company's fiscal year end prior to its change on June 21, 1996) and not in the nine-month period ended December 31, 1995. The Virginia Renaissance Faire, which was under construction as of December 31, 1995, did not generate any revenues during the nine-month period ended December 31, 1995. Thus, these financial statements include the results of five operating Faires for the period in 1996, but only three Faires for the same period in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit narrowed slightly during 1998 from ($204,821) at December 31, 1997 to ($147,726) at December 31, 1998. This
improvement resulted from a number of cost reductions implemented by management in order to reduce the Company's working capital requirements.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faires of the Faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans allow interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the Closing of each loan. These loans mature August 31, 1998.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000, of which $500,000 was funded at closing and $250,000 will be funded at such time as the Company has completed the lease for the Northern California Faire site. This loan is secured by a Second Deed of Trust on the Virginia property. Further, until a lease for the Northern California Faire site is obtained or repayment of $250,000 of the amount originally disbursed under the note, the loan is also secured by the Company's existing cash and future income. This loan allows interest at 13% per annum. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and interest is due in full on 12/31/2000. Additionally, if the lease of the Northern California Faire site is not completed on or before 8/1/99, $250,000 becomes due and payable. The investor also was granted an option to purchase one share of the Company's common stock for each $10.00 loaned to the Company at an exercise price of $0.81 per share. These options expire on the earlier of 12/31/2005 or the third anniversary of the payment in full of the loan.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 1999, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the years, current assets, largely comprised of cash and prepaid expenses, decreased from $1,235,606 at December 31, 1997 to $771,045 at December 31, 1998, a decrease of $464,561 or 38%. Of these amounts, cash and cash equivalents decreased from $590,022 at December 31, 1997 to $379,336 at December 31, 1998. Accounts receivable decreased from $21,710 at December 31, 1997 to $18,509 at December 31, 1998. Prepaid expenses decreased from $480,320 at December 31, 1997 to $237,021 at December 31, 1998.

Current liabilities decreased from $1,440,427 at December 31, 1997 to $918,771 at December 31, 1998, a decrease of $521,656 or 36%. This decrease is primarily due to a reduction during the twelve-month period in accounts payable and accrued expenses of $578,355. Unearned income, which consists primarily of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $142,503 at December 31, 1997 to $161,010 at December 31, 1998. Notes payable, current portion, increased from $115,135 at December 31, 1997 to $153,327 at December 31, 1998.

Total assets decreased from $9,877,683 at December 31, 1997 compared to $8,806,809 at December 31, 1998. Property, plant and equipment (net of depreciation) decreased by $276,406 or 4% from $6,886,872 at December 31, 1997 to $6,610,466 at December 31, 1998 as a result of depreciation of assets for the period. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $570,150 at December 31, 1997 to $519,474 at December 31, 1998 as the result of normal amortization. Other miscellaneous assets (organizational costs and vendor deposits) increased from $845,977 at December 31, 1997 to $900,828 at December 31, 1998.

Total liabilities decreased from $6,303,925 at December 31, 1997 to $5,377,508 at December 31, 1998, a decrease of $926,417 or 15%. Total liabilities at December 31, 1998 include $918,771 in current liabilities (discussed above), plus $477,853 from the long-term portion of debt primarily resulting from the mortgage on the Virginia Faire site and the $3,942,359 lease obligation with respect to the sale/leaseback of the Bristol Faire site described above. In November 1998, the Company had approximately $325,000 of certificates of deposit mature which were previously held as additional collateral by the lending bank of the Virginia loan. The Company elected to apply this amount to the existing loan and reduce the mortgage on the Virginia property.

Stockholders' Equity decreased from $3,573,758 at December 31, 1997 to $3,429,301 at December 31, 1998, a decrease of $144,457 or 4%. This decrease resulted primarily from the net loss of ($203,080). As of December 31, 1998, the Company had outstanding 2,139,891 shares of common stock, 334,716 Class A Warrants representing the right to purchase common stock at $10.00 per share, and 393,395 Class B warrants representing the right to purchase common stock at $13.125 per share.

Although inflation can potentially have an effect on financial results, during 1997 and 1998, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The Company had no significant commitment for capital expenses during the fiscal year ending December 31, 1998.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

The Company has completed an analysis of the effect of Year 2000 issues on its operations. As a result of this analysis it is believed that these effects should not have a material effect on the Company. The Company has determined that critical computer hardware, including personal computers and network server equipment are compliant. Software used by the Company in its accounting and payroll function has been warranted by the manufacturers to be compliant.

The Company does not rely heavily on any specific vendor or group of vendors and therefore believes that exposure in this area is minimal. Even so, there can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operation. In addition the Company may be adversely affected by potential interruptions of utility, communications or transportation systems as a result of Year 2000 issues.

The Company does not open its first Renaissance Faire until approximately May of each year. Although there is an approximate two month pre-faire gear-up period, it is believed that any difficulties encountered as a result of Year 2000 could be resolved before impacting the Company's operations.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred substantial operating losses since fiscal 1995. In addition, although significantly lower than previous years, the Company incurred a loss in fiscal 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. In fiscal 1998, the Virginia Faire operated at a significantly lower loss, 23% less as compared to the prior year. The New York Faire operated at a profit in 1998. If the performance of the Virginia Faire does not continue to improve, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of $147,726 as of December 31, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 1999, it will need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. Historically, the Company has operated its Northern California Faire during the fall of each year at a site in Novato, California. While the Company had a lease for this site in 1998, it was known that the owners of the property were seeking to develop the land. Subsequent to the conclusion of the 1998 season, the Company moved its Northern California operations from this location. The Company has obtained a lease, subject to certain contingencies, for a new site for this Faire. The lease is contingent upon the Company obtaining the necessary permits to operate the Faire and the lessor closing on the purchase of the property. There is no assurance that the contingencies will be satisfied and that the Company will be successful in completing this lease. Should the Company be unable to operate a Northern California Renaissance Faire in 1999, it could have a material adverse impact on the Company's business, results of operations and financial condition. The Company estimates that it could be required to spend from $500,000 to $750,000 for construction of structures prior to the opening of the Faire at a new site. Should the chosen site require development of an infrastructure, water, electricity, etc., the cost to the Company could increase substantially.

     POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The Company has secured a lease for this site in 1999. The Company is currently negotiating with the owners of the Devore property regarding both short and long-term use of this property. The Company believes that it either needs to obtain a long-term lease for the current site or relocate the Faire to another site for which a long-term lease would be available. This would allow the Company to construct permanent structures on the site and significantly reduce setup costs for this Faire. As of the date of this report, the Company has not entered into a long-term lease for the current site and there can be no assurance that it will be able to do so.

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

     FAIRE SITES. The Company currently has a lease, subject to certain conditions, for the Northern California Faire site. The Southern California Faire, Bristol Renaissance Faire, and the New York Faire are all operated on leased sites. It is expected that future Faires that may be developed by the Company, if any, will also be presented on leased sites. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

               ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

     1.   Report of Independent Certified Public Accountants;

     2.   Consolidated Balance Sheets as of December 31, 1997 and 1998,
          (audited);

     3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1997 and December 31, 1998 (audited);

     4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years December 31, 1997 and December 31, 1998 (audited);

     5. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1997 and December 31, 1998 (audited); and

     6.   Notes to the Consolidated Financial Statements.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART II

             ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

                                                                         Director
    Name                    Age   Position                                Since
    ----                    ---   --------                                -----
    Charles S. Leavell      57    Chairman of the Board of Directors,      1993
                                  Chief Executive Officer and Chief
                                  Financial Officer

    Sanford L. Schwartz     49    Director                                 1993

    Robert M. Geller        46    Director                                 1994

    Charles J. Weber        53    Director                                 1997

    J. Stanley Gilbert      61    President and Chief Operating             --
                                  Officer

    Howard Hamburg          62    Vice President                            --

    Gloria Constantin       48    Secretary                                 --

    Sue Brophy              43    Controller and Chief Accounting           --
                                  Officer

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

Leavell worked with Columbia Pictures in Los Angeles, California, where he was producer of the feature film, "The Quick and the Dead," about Grand Prix automobile racing, and was the executive producer of another film, "Evil Ways," about street gangs in East Los Angeles. Mr. Leavell also produced a rock musical for the stage entitled "Goosebumps." Mr. Leavell currently sits on the Board of Directors of CK Properties, L.C., of El Paso, Texas, which is a real estate development and management corporation with extensive holdings in apartments and office buildings. Mr. Leavell's former affiliations include Board of Directors of the Denver International Film Festival, Denver, Colorado, and Vice-Chair of Colorado Venture Capital Corporation, a regional investment firm. Mr. Leavell graduated from Stanford University in 1965 with a Bachelor of Arts degree in history.

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

     GLORIA CONSTANTIN has been Secretary of the Company since 1993. She has also been in-house Investor Relations since 1993. From 1992 to 1993, she was employed by Leavell Management Group, Inc. Ms. Constantin holds degrees in English and Theatre, and is an honors graduate of the Denver Paralegal Institute.

     SUE BROPHY has been Controller and Chief Accounting Officer of the Company since August, 1995. From 1994 until 1995, Ms. Brophy was employed by Clifton, Gunderson & Co., a public accounting firm in accounting services. From 1990 to 1993, she was self-employed. Ms. Brophy holds a Bachelor of Arts degree in Biology, a Master of Science degree in Accounting, and has been a licensed CPA since 1995.

     Each Director is elected to serve for a term of one year and until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all required reports were timely filed, except that due to administrative oversight, Howard Hamburg reported one transaction reportable on Form 5 late; and Charles S. Leavell, Robert M. Geller, Sanford L. Schwartz, Charles J. Weber, J. Stanley

Gilbert, Sue Brophy and Gloria Constantin each reported two transactions reportable on Form 5 late. In addition, Charles S. Leavell, Robert M. Geller, Sanford L. Schwartz, and J. Stanley Gilbert each filed one Form 4, each of which reported one transaction, late.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 1998 and December 31, 1997, regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                     TABLE I

                           SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
                                                              ----------------------------------------
                                   Annual Compensation              Awards              Payouts
                                ----------------------------  ------------------   -------------------
                                                     Other                                       All
                                                     Annual   Restricted             LTIP       Other
Name and                                             Compen-     Stock              Options/    Compen
Principal                        Salary     Bonus    sation     Award(s)            Payouts     sation
Position               Year        ($)       ($)       ($)        ($)       SARs      ($)         ($)
------------------------------------------------------------------------------------------------------
Charles S. Leavell,
Chairman and           1998     $120,000     -0-       -0-        -0-        -0-      -0-         -0-
CEO                    1997       90,000     -0-       -0-        -0-        -0-      -0-         -0-

Howard Hamburg, VP
                       1998     $115,978     -0-       -0-        -0-        -0-      -0-         -0-
                       1997     $112,516     -0-       -0-        -0-        -0-      -0-         -0-


(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

OPTIONS GRANTED DURING FISCAL 1998

The following table shows option grants during fiscal 1998 to the named executive officers of the Company.

                        Options Granted     Percent of Total    Exercise  Expiration
         Name           in Fiscal 1998       Options Granted     Price       Date
         ----           --------------       ---------------     -----       ----
Charles S. Leavell          40,000                 14%            0.81       2005
                            16,000                  6%            0.81       2003
Howard Hamburg               5,000                  2%            0.31       2003

AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1998. The Company does not have any outstanding stock appreciation rights.

                                                            Number of      Value of Unexercised
                                                           Unexercised            In-the-
                                                         Options/SARs at     Money Option/SARs
                                              Value        FY-end (#)        at FY-End ($)(1)
                         Shares Acquired     Realized     Exercisable/         Exercisable/
Name                     on Exercise (#)       ($)        Unexercisable        Unexercisable
-----------------------------------------------------------------------------------------------
Charles S. Leavell             -0-             $-0-         0/56,000               $0/$0

Howard Hamburg                 -0-             $-0-          0/5,000              $0/$638

(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal period end and the exercise price of the options.

REPRICING OF STOCK OPTIONS

During June 1998, the Board of Directors of the Company approved a repricing of stock options that had been previously granted to certain employees, directors and consultants of the Company, including Charles S. Leavell and Howard Hamburg. The Board of Directors' decision to reprice such options was based on its view that such options are an integral part of the Company's compensation to such individuals. All of such options were repriced to $.81 per share, the market price of the Company's common stock on the date of the repricing.

EMPLOYMENT AGREEMENTS

Effective December 11, 1998 the Company entered into an Employment Agreement with Charles S. Leavell, CEO, and J. Stanley Gilbert, President and COO. The agreements became effective at such time as a change of control (as defined by the acquisition by any individual, entity or group of 30% of more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company) takes place. These agreements have a term of three years beginning with a change in control of the Company.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 1998, Directors, other than Mr. Geller and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options are to be granted in lieu of cash compensation. Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

Effective April 1, 1994, the Company appointed Robert M. Geller to serve on the Board of Directors' of the Company. As a Director, Mr. Geller receives compensation as outlined in the above section entitled Director Compensation. In addition, Mr. Geller provides consulting services to the company. For these services, Mr. Geller received cash compensation in the amount of $4,420 in fiscal 1997 and $22,950 in 1998.

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

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 31 1999, by: (i) each of the directors of the Company,

(ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                                   Percent of
of Beneficial Owner                          Number of Shares      Class (1)
-------------------                          ----------------      ----------
Charles S. Leavell                              457,874 (2)          21.3%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Robert M. Geller                                104,333 (3)           4.8%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Sanford L. Schwartz                              39,870 (4)           1.8%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Charles J. Weber                                 24,000 (5)           1.1%
275 Century Circle, Suite 102
Louisville, Colorado 80027

All Directors & Officers as a Group             958,193 (6)          44.6%
(8 Persons)

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 31, 1999, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 176,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act. Includes non-qualified options to purchase 126,000 shares, options to purchase 40,000 shares and warrants to purchase 40,000 shares.

(3) Includes non-qualified options to purchase 82,333 shares of Common Stock and warrants to purchase 22,000 shares.

(4) Includes 870 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder. Includes non-qualified options to purchase 24,000 shares of Common Stock and warrants (owned by Creative Business Strategies) to purchase 15,000 shares.

(5)  Includes non-qualified options to purchase 24,000 shares of Common Stock.

(6) Includes 160,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999, and 86,600 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1999.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

CREATIVE FAIRES, LTD. AGREEMENT

On February 5, 1996, the Company, its newly-created and wholly-owned subsidiary Cfaires Acquisition Corp., Creative Faires, Ltd., and Barbara Hope and Donald C. Gaiti, the sole shareholders of Creative Faires, Ltd., entered into an Agreement and Plan of Merger pursuant to which Cfaires Acquisition Corp. was merged with and into Creative Faires, Ltd. In connection with the merger, Ms. Hope and Mr. Gaiti received an aggregate of 108,000 shares of the Company's Common Stock, and the Company became the sole shareholder of Creative Faires, Ltd. The Company employed Mr. Gaiti and Ms. Hope as officers through October 31, 1998. The market value for the 108,000 shares of Common Stock at the time of the transaction was $3,071,250. The shares were "restricted" shares as defined in Rule 144 promulgated by the Securities and Exchange Commission.

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

During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans allow interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the closing of each loan.

The Company believes that the foregoing transactions were on terms as favorable to the Company as could have been obtained from non-affiliated parties.

                                     PART IV
     ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

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
*       3.1       Articles of Amendment to the Articles of Incorporation.
        4.1       Specimen Certificate of Common Stock, incorporated by
                  reference from the Amendment No. 1 to Registrant's
                  Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*       4.2       Specimen Class A Warrant Certificate.
*       4.3       Specimen Class B Warrant Certificate.
*       4.4       Warrant Agreement.
*       4.5       Certificate of Designations, Preferences, and Rights of
                  Series A Convertible Preferred
                  Voting Stock of Renaissance Entertainment Corporation.
*       4.6       Renaissance Entertainment Corporation 1993 Stock Incentive
                  Plan.  (1)
*       10.1      Specimen Vendor and Exhibitor Agreement for the Bristol
                  Renaissance Faire.
*       10.2      Specimen Vendor and Exhibitor Agreement for the Northern and
                  Southern Renaissance Pleasure Faires.
*       10.3      Specimen Bristol Renaissance Faire Concession Agreement.
*       10.4      Specimen Bristol Renaissance Faire Games Concession Agreement.

        10.5      Lease Agreement between Creative Faires, Ltd. and Sterling
                  Forest Corporation dated June 12, 1996 incorporated by
                  reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.
        10.6      Form of Loan and Security Agreement for 1998, including form of Stock-Term Notes and form of Warrant to purchase common stock, incorporated by reference from the Registrants
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998.
        10.7      Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property, incorporated by
                  reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.
**      10.8      Consulting and Warrant Compensation Agreement dated October
                  15, 1998 between the Company and Wall Street Financial.
        10.9      Purchase Agreement dated November 12, 1997 between Faire
                  Partners, LLC and Renaissance Entertainment Corporation,
                  including Lease Agreement and Warrant to Purchase Common Stock
                  as exhibits thereto, incorporated by reference from
                  Registrant's Registration Statement on Form S-1 (No.
                  333-43503).
        10.10     Lease dated January 21, 1998 by and between Attache Publishing
                  Services, Inc. and the Company, incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
**      10.11     Employment Agreement dated December 11, 1998 with Charles S.
                  Leavell.
**      10.12     Employment Agreement dated December 11, 1998 with J. Stanley
                  Gilbert.
**      23.1      Independent Auditor's Consent.
**      27        Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**   Filed herewith.

REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 1998.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                              FINANCIAL STATEMENTS

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     DECEMBER 31, 1997 AND DECEMBER 31, 1998

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

Audited Financial Statements:

     Balance Sheets                                              F-4

     Statements of Operations                                    F-5

     Statement of Changes in Stockholders' Equity                F-6

     Statements of Cash Flows                                    F-7

     Notes to Financial Statements                               F-8


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Renaissance Entertainment Corporation


We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 1997 and 1998 and the related statements of operations and changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 1997 and 1998 and the results of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.


Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

February 26, 1999

                      RENAISSANCE ENTERTAINMENT CORPORATION

                                   BALANCE SHEETS

                                      ASSETS

                                                                December 31,       December 31,
                                                                    1997               1998
                                                                ------------       ------------
Current Assets:
         Cash and equivalents                                       590,022        $   379,336
         Accounts receivable, net of allowance
          for doubtful accounts of $2,950 and $10,598
          at December 31, 1997 and 1998, respectively                21,710             18,509
         Inventory, at lower of cost or market                      143,554            136,179
         Prepaid expenses and other current assets                  480,320            237,021
                                                                -----------        -----------
  Total Current Assets                                            1,235,606            771,045

         Property and equipment, net of accumulated
           depreciation of $2,544,665 and $2,588,320
           at December 31, 1997 and 1998 respectively
           (Note 7)                                               6,886,872          6,610,466
         Goodwill, net of accumulated amortization
           of $257,095 and $307,771 at December 31,
           1997 and 1998 respectively (Note 5)                      570,150            519,474
         Covenant not to compete, net of accumulated
           amortization of $75,000 and $95,004 at
           December 31, 1997 and 1998 respectively
           (Note 5)                                                  25,000              4,996
         Restricted cash (Note 10)                                  314,078                  -
         Other assets                                               845,977            900,828
                                                                -----------        -----------
Total Assets                                                    $ 9,877,683        $ 8,806,809
                                                                -----------        -----------
                                                                -----------        -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued expenses                  $ 1,182,789        $   604,434
         Notes payable, current portion (Note 3)                    115,135            153,327
         Unearned income                                            142,503            161,010
                                                                -----------        -----------
  Total Current Liabilities                                       1,440,427            918,771

         Lease obligation payable (Note 13)                       3,909,696          3,942,359
         Notes payable, net of current
          portion (Note 3)                                          918,277            477,853
         Other                                                       35,525             38,525
                                                                -----------        -----------
  Total Liabilities                                               6,303,925          5,377,508
                                                                -----------        -----------

         Commitments (Notes 3,4,8,11,13 and 14)                           -                  -

Stockholders' Equity (Notes 2,8 and 14):
         Preferred stock, $1.00 par value, 1,000,000
           shares authorized, none issued and
           outstanding                                                    -                  -
         Common stock, $.03 par value, 50,000,000
           shares authorized, 2,051,679 and 2,139,891
           issued and outstanding at December 31, 1997
           and 1998 respectively                                     61,550             64,196
         Additional paid-in capital                               9,372,500          9,428,477
         Accumulated (deficit)                                   (5,860,292)        (6,063,372)
                                                                -----------        -----------
  Total Stockholders' Equity                                      3,573,758          3,429,301
                                                                -----------        -----------
Total Liabilities and Stockholders' Equity                      $ 9,877,683        $ 8,806,809
                                                                -----------        -----------
                                                                -----------        -----------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                  Year Ended              Year Ended
                                                 December 31,            December 31,
                                                     1997                    1998
                                                 ------------            ------------
REVENUE:
      Sales                                      $ 14,158,590            $ 15,219,412
      Faire operating costs                         4,606,602               4,678,664
                                                 ------------            ------------
  Gross Profit                                      9,551,988              10,540,748
                                                 ------------            ------------

OPERATING EXPENSES:
      Salaries and wages                            4,745,507               4,398,917
      Depreciation and amortization                   701,599                 585,977
      Advertising                                   2,435,229               1,880,900
      Other operating expenses                      3,957,844               3,467,808
                                                 ------------            ------------
        Total Operating Expenses                   11,840,179              10,333,602
                                                 ------------            ------------
Net Operating Income (Loss)                        (2,288,191)                207,146
                                                 ------------            ------------
Other Income (Expenses):
      Interest income                                  61,031                  78,537
      Interest (expense)                             (370,813)               (644,227)
      Other income (expense)                           30,876                 155,464
                                                 ------------            ------------
        Total Other Income (Expenses)                (278,906)               (410,226)
                                                 ------------            ------------
Net (Loss)                                       $ (2,567,097)           $   (203,080)
                                                 ------------            ------------
                                                 ------------            ------------
Net (Loss) per Common Share                      $      (1.32)           $       (.10)
                                                 ------------            ------------
                                                 ------------            ------------
Weighted Average Number of
 Shares Outstanding                                 1,949,217               2,095,785
                                                 ------------            ------------
                                                 ------------            ------------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                From December 31, 1996 through December 31, 1998

                                                       COMMON STOCK                ADDITIONAL
                                              ----------------------------          PAID-IN          ACCUMULATED
                                               SHARES              AMOUNT           CAPITAL           (DEFICIT)          TOTAL
                                              ---------           --------        -----------       -------------     -----------
Balance December 31, 1996                     1,846,754             55,403          8,293,244         (3,293,195)       5,055,452
Stock issued for services                        16,496                495            415,790               --            416,285
Conversion of notes payable to stock            125,397              3,762            180,153               --            183,915
Exercise of Class A warrants                     28,058                842            279,742               --            280,584
Exercise of Class B warrants                     13,600                408            176,890               --            177,298
Exercise of options                              21,374                640             26,681               --             27,321
Net loss for the year ended
December 31, 1997                                  --                 --                 --           (2,567,097)      (2,567,097)
                                              ---------           --------        -----------       -------------     -----------
Balance December 31, 1997                     2,051,679             61,550          9,372,500         (5,860,292)       3,573,758
Issuance of stock for services                   19,996                600             35,325               --             35,925
Conversion of notes payable to stock             68,216              2,046             20,652               --             22,698
Net loss for the year ended
December 31, 1998                                  --                 --                 --             (203,080)        (203,080)
                                              ---------           --------        -----------       -------------     -----------
Balance December 31, 1998                     2,139,891           $ 64,196        $ 9,428,477       $ (6,063,372)     $ 3,429,301
                                              ---------           --------        -----------       -------------     -----------
                                              ---------           --------        -----------       -------------     -----------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                       Year Ended            Year Ended
                                                      December 31,          December 31,
                                                          1997                  1998
                                                      ------------          ------------
Cash Flows from Operating Activities:
  Net Income (loss)                                   $(2,567,097)          $  (203,080)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Common stock issued for services                    416,255                35,925
      Depreciation and amortization                       701,599               585,977
      (Increase) decrease in:
        Accounts receivable                                77,841                 3,201
        Prepaid expenses                                 (341,153)              243,299
        Inventory                                          41,141                 7,375
        Other assets                                     (206,406)              (54,851)
      Increase (decrease) in:
        Accounts payable and accrued expenses             114,761              (578,355)
        Unearned revenue and other                       (317,422)               21,508
                                                      -----------           -----------
Net Cash Provided by (Used in) Operating
  Activities                                           (2,080,481)               60,999
                                                      -----------           -----------
Cash Flows from Investing Activities:
  (Investment in) reduction of restricted cash            576,038               314,078
  Net acquisition of property and equipment,
    goodwill and covenant not to compete                 (341,040)             (238,891)
                                                      -----------           -----------
Net Cash Provided by Investing Activities                 234,998                75,187
                                                      -----------           -----------
Cash Flows from Financing Activities:
  Common stock issued and additional
    paid-in capital                                       669,118                22,698
  Proceeds from lease obligation payable                3,909,696                32,663
  Proceeds from notes payable                                   -                44,793
  Principal payments on notes payable                  (2,517,598)             (447,026)
                                                      -----------           -----------
Net Cash Provided by (Used in) Financing
  Activities                                            2,061,216              (346,872)
                                                      -----------           -----------
Net Increase (Decrease) in Cash                           215,733              (210,686)
Cash, beginning of period                                 374,289               590,022
                                                      -----------           -----------
Cash, end of period                                   $   590,022           $   379,336
                                                      -----------           -----------
                                                      -----------           -----------
Interest paid                                         $   370,813           $   644,227
                                                      -----------           -----------
                                                      -----------           -----------
Income tax paid                                       $         -           $         -
                                                      -----------           -----------
                                                      -----------           -----------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

         Effective December 31, 1995 REC acquired 100% ownership of Creative Faires, Ltd. (CFL) in exchange for the issuance of restricted common shares of REC stock. The business combination with CFL was accounted for as a pooling of interests. The financial statements include the accounts of CFL.

         All references to the "Company" refer to REC and its subsidiaries. All intercompany transactions and account balances have been eliminated in the financial statements other than as noted above.

         All subsidiaries of the Company were merged into REC as of March 31, 1996 with the exception of Creative Faires, Ltd. which was merged into REC during 1998.

         The Company uses a December 31 year end.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (b)      PER SHARE INFORMATION

         Per share information is determined using the weighted average number of shares outstanding during the periods after giving effect for the stock splits.

         (c)      PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to thirty years.

         (d)      REVENUE AND EXPENSE RECOGNITION AND COST OF SALES

         The Company recognizes revenues from the renaissance faires as earned during the period when the faires are in operation. These revenues consist principally of gate entrance fees, food and beverage concessions sales, lease revenue and fees charged to craft vendors. At various dates subsequent to the end of the operation of the prior years faires, and prior to the opening of the next years faires, the Company receives deposits from the craft vendors and others. These deposits are carried as unearned revenue until applied to fees charged and then earned on a pro-rata basis during the operation of the faire.

         Cost of sales as shown in the statement of operations includes all direct costs associated with the production of the Renaissance Faire, including cost of food, beverage and merchandise sold, labor costs for seasonal help and other direct costs of the production. All other expenses related to operation of the faire are shown as operating expenses in the statement of operations.

         Advertising costs are expensed over the term of the faire to which the expense applies. Direct costs related to the setting up of the faires are capitalized as prepaid expenses and expensed during the period of the operation of the applicable faires.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)      STOCK SPLIT

         Effective February 23, 1998, the Company effected a one for five reverse stock split. The financial statements were retroactively adjusted for the split.

         (f)      CONCENTRATIONS OF CREDIT RISKS

         Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 1998, the Company had approximately $237,649 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

         During January, 1995 the Company sold in a public offering 1,035,000 units of its securities. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitles the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $5.25 per share through January 27, 2000. These warrants were changed based upon the forward two-for-one split effective October 17, 1996 and the reverse one-for-five stock split effective February 23, 1998, decreasing the number of warrants on a one-for-two and one-half basis and increasing the exercise price to $10.00 and $13.125 per share, respectively. These warrants were immediately exercisable. The warrants are redeemable by the Company at a price of $.05 per warrant upon 30 days' notice mailed within ten days after the closing bid price of the Company's common stock has equaled or exceeded 150% of the then current respective warrant exercise price for a period of 20 consecutive trading days. The holders of the warrants called for redemption are granted exercise rights until the close of business on the date preceding the date fixed for redemption.

         The Company incurred $646,056 of costs related to this offering. These offering costs were offset against the proceeds of the offering.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(3)      NOTES PAYABLE

         Notes payable at December 31, 1998 are summarized as follows:

         Note payable to bank at 9.25%, monthly principal and interest payment currently of $15,397, increasing over the term of the
         loan through May, 2002 collateralized by land and improvements.            $ 564,448

         Note payable to financial institution collateralized by certain vehicles. Payable in monthly installments of principal and interest;
         final payments due in 2000, interest ranging from
         10% to 12%.                                                                    3,837

         Notes payable to equipment manufacturers collateralized by certain equipment, payable in monthly installments of principal and interest;
         final payments due in 2003, interest ranging from
         9.776% to 22%.                                                                62,895
                                                                                    ---------
         Total                                                                        631,180
         Less current portion                                                         153,327
                                                                                    ---------
         Long-term portion                                                          $ 477,853
                                                                                    ---------
                                                                                    ---------


         Principal payments due on notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

                  1999                                        $   153,327
                  2000                                            172,458
                  2001                                            176,088
                  2002                                            113,747
                  2003                                              7,496
                  Thereafter                                        8,064
                                                              -----------
                                                              $   631,180


                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(4)      LEASES

         Effective April 1, 1995 the Company entered into a five-year operating lease at 4440 Arapahoe in Boulder, Colorado for office facilities. Initial monthly rental payments are $3,066 with annual increases of 5% per annum. Effective January 1, 1997, the Company entered into a three year sublease agreement (the remaining term of the lease) to sublease its old office space at 4440 Arapahoe. The sublessee assumes every obligation of the Company under its lease. The Company remains liable under its lease.

         The Company also leases the New York Faire site with terms expiring through the year 2000. Annual lease payments on the New York Faire site are $311,325 for 1999 and $326,892 for 2000.

         Effective January 21, 1998, the Company entered into an operating lease at 275 Century Circle in Louisville, Colorado for office facilities. Initial monthly rental payments are $3,603 plus 27% of operating costs with annual increases tied to the CPI for a term of five years.

         Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

           Year Ending
           December 31,
                  1999                         387,299
                  2000                         378,411
                  2001                          43,236
                  2002                          43,236
                                             ---------
                  Total                      $ 852,182
                                             ---------
                                             ---------


         Future minimum sublease rentals are as follows:

              Year ending
              December 31,
                  1999                          32,738
                  2000                           8,283
                                             ---------
                  Total                      $  41,021
                                             ---------
                                             ---------


         Rent expense for the year ended December 31, 1998 and for the year ended December 31, 1997 totalled approximately $974,233 and $995,494, respectively. See Note 12 for subsequent event.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(5)      GOODWILL AND COVENANT NOT TO COMPETE

         The cost of the acquisition of the California Faire assets and business as described in Note 1 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of December 31, 1998 the Company's net carrying value for goodwill was $570,150 after amortization.

         In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are being amortized on a straight-line basis over five years.

(6)      INCOME TAXES

         As of December 31, 1998, there are no current or deferred income taxes payable. As of December 31, 1998, the Company has total deferred tax assets of approximately $1,220,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,220,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1998.

         The Company has available at December 31, 1998, unused operating loss carryforwards of approximately $6,100,000 which may be applied against future taxable income, expiring in various years through 2013. The available net operating loss carryforwards may be reduced if there is a 50% or more change in ownership.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(7)      PROPERTY AND EQUIPMENT

         Land                                                 $ 3,491,630
         Buildings and Improvements                             3,228,053
         Office Furniture and Equipment                           477,545
         Costumes, Props and Other Assets                       2,001,558
                                                              -----------
                  Sub-total                                     9,198,786
         Less Accumulated Depreciation                         (2,588,320)
                                                              -----------
                  Total                                       $ 6,610,466
                                                              -----------
                                                              -----------


(8)      WARRANTS AND OPTIONS

         The following is a summary of the options and warrants outstanding at December 31, 1998:

                    NUMBER          EXERCISE PRICE            EXPIRATION DATE
                    334,716             $10.00                January, 2000
                    393,395             $13.125               January, 2000
                      7,000             $ 1.125               June, 2001
                    120,000             $  .62                October, 2000
                    153,333             $ 5.00                November, 2003
                    199,200             $ 1.51                March, 2003
                     13,200             Market                January, 2000
                        500             $27.50                November, 1999
                     74,500             $  .31                November, 2003
                    212,333             $  .81                June, 2003
                  ---------
                  1,508,177
                  ---------
                  ---------


         At December 31, 1998 the Company had 1,508,177 warrants and options outstanding with expiration dates through 2003 and with a weighted average exercise price of $6.55 per share. During the year ended December 31, 1997, 22,343 options were exercised at a weighted average of $1.28 per share. During the year ended December 31, 1998, 286,833 options were granted of which 74,500 have exercise prices of $.31 expiring in November, 2003 and 212,333 have exercise prices of $.81 expiring in June, 2003. The weighted average of options granted during 1998 was $.68 per share. The options granted during 1998 were principally granted to employees and directors of the Company. The exercise prices at the dates of grants approximated market value of the common stock. Therefore, no compensation expense was recorded in the financial statements related to the options since the estimated fair value would not be material.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(9)      BUSINESS COMBINATION, CALIFORNIA FAIRES

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

(10)     RESTRICTED CASH

         Certificates of Deposit in the amount of $314,078 at December 31, 1997 were collateral for a $990,297 loan maturing in 2011. The balance of the certificates of deposit matured in 1998 and were applied to the balance of the loan reducing the amount owed to $564,448.

(11)     COMMITMENTS

         Effective December 16, 1994 the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's faires. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. The Company has also granted an option to the consulting firm to allow the firm to acquire a minimum of 13,200 and a maximum of 26,400 shares of the Company's common stock. The consulting firm has exercised 13,200 options. The balance of 13,200 options are priced at current market value and depend on the results of the services performed by the consulting firm.

(12)     FOURTH QUARTER 1997 ADJUSTMENTS

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(13)     SALE LEASE BACK TRANSACTION

         During November, 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a 20 year non-cancelable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 1998, the outstanding balance on the finance obligation was $3,942,359 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company is a minority interest investor in the Company which purchased this property.

(14)     SUBSEQUENT EVENTS

         The Company's lease for the site of its Northern California faire expired December 31, 1997. The Company had an agreement with the owner of the property to lease the site for the 1998 faire season. During March, 1999, the Company negotiated a ten year lease on a new site for the Northern California faire. The lease is subject to the Company obtaining permits to operate the faire on the site and is also subject to the lessor closing the purchase contract it has to acquire the site.

         During March, 1999, the Company obtained debt financing collateralized by a second deed of trust on the Virginia real estate and a security interest in the Company's receivables. The total potential loan is $750,000, $500,000 of which was funded at closing in March, 1999 and $250,000 of which will be funded at such time as the Company has entered into a fully executed lease for the Northern California Faire site. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a 5-year amortization of amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and interest due in full on 12/31/2000. Additionally, if the lease of the Northern California Faire site is not obtained on or before 8/1/99, $250,000 becomes due and payable. The Company currently has a lease for a site for the Northern California Faire which is contingent on the Company obtaining the necessary permits and the lessor closing the purchase of the property. Interest on this loan accrues at 13% per annum. This agreement grants the lender an option to purchase one share of the Company's common stock for each $10.00 loaned at a price of $0.81 per share.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(14)     SUBSEQUENT EVENTS, CONTINUED
         During the first four months of 1999, the Company also obtained $500,000 of short-term financing payable to related parties. The loans bear interest at 18% per annum and include warrants granting the lenders the right to acquire 100,000 shares of the Company's common stock at the average of the trading price of the stock for the five days prior to making the loan to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      RENAISSANCE ENTERTAINMENT CORPORATION




Date: April 9, 1999              /s/ Charles S. Leavell
                                 -------------------------------------------
                                 Charles S. Leavell, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                        Date
---------                            -----                        ----


/s/ Charles S. Leavell      Chairman of the Board,            April 9, 1999
------------------------   Chief Executive and Chief
Charles S. Leavell            Financial Officers


/s/ Sue Brophy             Chief Accounting Officer           April 9, 1999
------------------------
Sue Brophy


/s/ Sanford L. Schwartz            Director                   April 9, 1999
------------------------
Sanford L. Schwartz


/s/ Robert M. Geller               Director                   April 9, 1999
------------------------
Robert M. Geller


/s/ Charles J. Weber               Director                   April 9, 1999
------------------------
Charles J. Weber

     Exhibit No                             Title

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
*       3.1       Articles of Amendment to the Articles of Incorporation.
        4.1       Specimen Certificate of Common Stock, incorporated by
                  reference from the Amendment No. 1 to Registrant's
                  Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*       4.2       Specimen Class A Warrant Certificate.
*       4.3       Specimen Class B Warrant Certificate.
*       4.4       Warrant Agreement.
*       4.5       Certificate of Designations, Preferences, and Rights of
                  Series A Convertible Preferred Voting Stock of Renaissance
                  Entertainment Corporation.
*       4.6       Renaissance Entertainment Corporation 1993 Stock Incentive
                  Plan.  (1)
*       10.1      Specimen Vendor and Exhibitor Agreement for the Bristol
                  Renaissance Faire.
*       10.2      Specimen Vendor and Exhibitor Agreement for the Northern and
                  Southern Renaissance Pleasure Faires.
*       10.3      Specimen Bristol Renaissance Faire Concession Agreement.
*       10.4      Specimen Bristol Renaissance Faire Games Concession Agreement.
        10.5      Lease Agreement between Creative Faires, Ltd. and Sterling
                  Forest Corporation dated June 12, 1996 incorporated by
                  reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.
        10.6      Form of Loan and Security Agreement for 1998, including form of Stock-Term Notes and form of Warrant to purchase common stock, incorporated by reference from the Registrants
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1998.
        10.7      Mortgage with Union Bank & Trust in the amount of $1,500,000 with respect to the Virginia property, incorporated by
                  reference from the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996.
**      10.8      Consulting and Warrant Compensation Agreement dated October
                  15, 1998 between the Company and Wall Street Financial,
                  incorporated by reference from Registrant's Registration
                  Statement on Form S-1 (No. 333-43503).
        10.9      Purchase Agreement dated November 12, 1997 between Faire
                  Partners, LLC and Renaissance Entertainment Corporation,
                  including Lease Agreement and Warrant to Purchase Common Stock
                  as exhibits thereto, incorporated by reference from
                  Registrant's Registration Statement on Form S-1 (No.
                  333-43503).
        10.10     Lease dated January 21, 1998 by and between Attache Publishing
                  Services, Inc. and the Company, incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
**      10.11     Employment Agreement dated December 11, 1998 with Charles
                  S. Leavell.
**      10.12     Employment Agreement dated December 11, 1998 with J. Stanley
                  Gilbert.

**      23.1      Independent Auditor's Consent.
**      27        Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**   Filed herewith.