Form 10QSB
period 1999-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 1999-05-14
CIK 838782

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB

/ X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934.
  For the quarterly period ended               March 31, 1999
                                -------------------------------------------
                                         or
/   / Transition Report Pursuance to Section 13 or 15(d) of the Securities
                               Exchange act of 1934.
    For the transition period from __________________ to __________________

Commission File Number                       0-23782
                      ---------------------------------------------------------

                      RENAISSANCE ENTERTAINMENT CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Colorado                           84-1094630
-------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

275 Century Circle, Suite 102, Louisville, Colorado                 80027
-------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                               (303) 664-0300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
                                  (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   / X / Yes    /   / No



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 1999, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                     INDEX

                                                                 Page
                                                                Number
                                                                ------
PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1999 (Unaudited)
                    and December 31, 1998                          3

               Statements of Operations for the Three Months
                    Ended March 31, 1999 and 1998
                    (Unaudited)                                    4

               Statements of Cash Flows for the Three Months
                    Ended March 31, 1999 and 1998
                    (Unaudited)                                    5

               Notes to Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       7

PART II.  OTHER INFORMATION                                       12

                             ---------------------

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                             ---------------------

                     RENAISSANCE ENTERTAINMENT CORPORATION

                                BALANCE SHEETS
                                    ASSETS

                                                            March 31,      December 31,
                                                              1999             1998
                                                          ------------     ------------
                                                          (Unaudited)
Current Assets:
     Cash and equivalents                                 $   322,468      $   379,336
     Accounts receivable (net)                                 24,603           18,509
     Inventory                                                136,179          136,179
     Prepaid expenses and other                               599,634          237,021
                                                          -----------      -----------
       Total Current Assets                                 1,082,884          771,045

     Property and equipment,
     net of accumulated depreciation                        6,593,153        6,610,466
     Covenant not to compete                                        0            4,996
     Goodwill                                                 506,805          519,474
     Other assets                                             961,962          900,828
                                                          -----------      -----------
TOTAL ASSETS                                              $ 9,144,804      $ 8,806,809
                                                          -----------      -----------
                                                          -----------      -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                $ 1,059,337      $   604,434
     Notes payable,
     current portion                                          936,052          153,327
     Unearned income                                          422,124          161,010
                                                          -----------      -----------
       Total Current Liabilities                            2,417,513          918,771

     Lease obligation payable                               3,949,634        3,942,359
     Notes payable, net of current portion                    608,111          477,853
     Other                                                     39,525           38,525
                                                          -----------      -----------
       Total Liabilities                                    7,014,783        5,377,508
                                                          -----------      -----------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000
       shares authorized, 2,144,889 and 2,139,891 shares
       issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively                         64,346           64,196
     Additional paid-in capital                             9,430,827        9,428,477
     Accumulated earnings (deficit)                        (7,365,152)      (6,063,372)
                                                          -----------      -----------
       Total Stockholders' Equity                           2,130,021        3,429,301
                                                          -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 9,144,804      $ 8,806,809
                                                          -----------      -----------
                                                          -----------      -----------

The accompanying notes are an integral part of the financial statements.

                   RENAISSANCE ENTERTAINMENT CORPORATION

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                  -----------------------------------
                                                     1999                    1998
                                                  -----------             -----------
 REVENUE:
           Sales                                  $     4,321             $    41,881
           Faire operating costs                        1,260                  (6,038)
                                                  -----------             -----------
                Gross Profit                            3,061                  47,919
                                                  -----------             -----------

 OPERATING EXPENSES:
           Salaries                                   568,220                 712,843
           Depreciation and amortization              129,718                 141,142
           Advertising                                      0                  13,804
           Other operating expenses                   479,110                 626,851
                                                  -----------             -----------
                Total Operating Expenses            1,177,048               1,494,640
                                                  -----------             -----------

 Net Operating (Loss) Income                       (1,173,987)             (1,446,721)
                                                  -----------             -----------

 Other Income (Expenses):
           Interest income                              8,820                  18,548
           Interest (expense)                        (145,068)               (144,991)
           Other income (expense)                       8,455                  78,881
                                                  -----------             -----------
                Total Other Income (Expenses)        (127,793)                (47,562)
                                                  -----------             -----------

 Net Income (Loss) before (Provision)
      Credit for Income Taxes                      (1,301,780)             (1,494,283)

 (Provision) Credit for Income Taxes                       --                      --
                                                  -----------             -----------

 Net Income (Loss) to Common Stockholders         $(1,301,780)            $(1,494,283)
                                                  -----------             -----------
                                                  -----------             -----------

 Net Income (Loss) per Common Share               $      (.62)            $      (.72)
                                                  -----------             -----------
                                                  -----------             -----------

 Weighted Average Number of Common Shares
 Outstanding                                        2,140,644               2,067,525
                                                  -----------             -----------
                                                  -----------             -----------

The accompanying notes are an integral part of the financial statements.

                    RENAISSANCE ENTERTAINMENT CORPORATION

                    STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Three Months ended
                                                                                March 31,
                                                                  ------------------------------------
                                                                      1999                     1998
                                                                  -----------              -----------
 Cash Flows from Operating Activities:
  Net income (Loss)                                               $(1,301,780)             $(1,494,283)
                                                                  -----------              -----------
  Adjustments to reconcile net income (Loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization                                        129,718                  141,142
        Gain (loss) on disposal of assets                                 659                   (1,230)
        (Increase) decrease in:
          Accounts Receivable                                          (6,094)                   2,352
          Inventory                                                         0                     (783)
          Prepaid expenses and other                                 (423,831)                (198,112)
        Increase (decrease) in:
          Accounts payable and accrued expenses                       454,906                  422,211
          Unearned revenue and other                                  262,114                  316,018
                                                                  -----------              -----------
            Total adjustments                                         417,472                  681,598
                                                                  -----------              -----------
 Net Cash Provided by Operating
  Activities                                                         (884,308)                (812,685)
                                                                  -----------              -----------


 Cash Flows from Investing Activities:
  Investment in restricted cash                                             0                   (4,726)
  Acquisition of property and equipment                               (95,315)                 (11,644)
                                                                  -----------              -----------
 Net Cash (Used in) Investing Activities                              (95,315)                 (16,370)
                                                                  -----------              -----------

 Cash Flows from Financing Activities:
  Common stock issued and additional
   paid-in capital                                                      2,500                   46,825
  Proceeds from notes payable                                         951,746                  451,699
  Principal payments on notes payable                                 (31,491)                 (22,390)
                                                                  -----------              -----------
 Net Cash Provided by Financing Activities                            922,755                  476,134
                                                                  -----------              -----------

 Net Increase (Decrease) in Cash                                      (56,868)                (352,921)
 Cash, beginning of period                                            379,336                  590,024
                                                                  -----------              -----------
 Cash, end of period                                              $   322,468              $   237,103
                                                                  -----------              -----------
                                                                  -----------              -----------
 Interest paid                                                    $   145,068              $   144,991
                                                                  -----------              -----------
                                                                  -----------              -----------

The accompanying notes are an integral part of the financial statements.

                  RENAISSANCE ENTERTAINMENT CORPORATION


                      NOTES TO FINANCIAL STATEMENTS
                        March 31, 1999 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of March 31, 1999, the statements of operations and the statements of cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1999 and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share is calculated by dividing the net income
     (loss) to common stockholders by the weighted average number of common shares outstanding.

3.   SHORT-TERM NOTES; SUBSEQUENT EVENT

     During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans allow interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the Closing of each loan. These loans mature August 31, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Financial Statements, including the footnotes for the fiscal period ended December 31, 1998. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997, a net loss of ($203,080) for the fiscal year ended December 31, 1998 and a net loss of ($1,301,780) for the three months ended March 31, 1999. The Virginia Faire has operated at a decreasing loss since opening in 1996. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Although the New York Faire operated at a loss in 1996 and 1997 it was profitable in 1998. In 1997 the Company hired a new manager for this Faire, introduced several new entertainment acts and implemented additional promotional efforts. These changes were key in returning this faire to a profitable status.

While the Company has a contingent lease for a new site for the Northern California Faire, it is doubtful that it will be able to complete all arrangements for this site for the 1999 season. Should the Company be unable to operate a Northern Renaissance Faire at the proposed new site or at a temporary site in 1999, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the Faire.

The Company had a working capital deficit of ($1,334,629) as of March 31, 1999. During the first four months of fiscal 1999, the Company obtained $500,000 of additional capital through short-term loans and $500,000 (which could be increased to $750,000 upon the completion of the lease for the Northern California Faire) by obtaining a second mortgage on the Virginia property. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 1999, it believes it must obtain additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the Company's five faire locations continue throughout the year, as do corporate expenses.

Operating expenses decreased $317,592 or 21%, from $1,494,640 in 1998 to
$1,177,048 in 1999.   The primary cause of this decrease was a decrease of
$144,623 (20%) in salary and wage expense due to reductions in personnel, and a decrease of $147,741 (24%) in other operating expenses which is primarily the result of management's efforts to reduce overall operating expenses.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased $272,734 (19%) from a loss of ($1,446,721) for the 1998 period to a loss of ($1,173,987) for the 1999 period.

Interest income decreased $9,728 (52%) from $18,548 in 1998 to $8,820 in 1999. This decrease is a result of the maturation of three certificates of deposits in 1998 that were used to curtail the mortgage on the Virginia property.

Other income decreased $70,426 (89%) from $78,881 in 1998 to $8,455 in 1999.
The primary source of the other income in 1998 was $45,000 received for an easement on a faire site and a $19,000 lease termination fee paid by the landlord to obtain an early termination of the lease for the Company's Boulder, Colorado offices. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events.

Net (loss) to common stockholders decreased $192,503 (13%), from a loss of ($1,494,283) for the 1998 period, to a loss of ($1,301,780) for the 1999 period. Finally, net (loss) per common share decreased from a loss of ($.72) for the 1998 period to a loss of ($.62) for the 1999 period, based on 2,067,525 weighted average shares outstanding during the 1998 period, and 2,140,644 weighted average shares outstanding during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during the quarter ended March 31, 1999, from ($147,726) at December 31, 1998 to ($1,334,629) at March 31,
1999. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faires of the Faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles
S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans provide for interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the Closing of each loan. These loans mature August 31, 1999.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000, of which $500,000 was funded at closing and $250,000 will be funded at such time as the Company has completed the lease for the Northern California Faire site. This loan is secured by a Second Deed of Trust on the Virginia property. Further, until a lease for the Northern California Faire site is obtained or repayment of $250,000 of the amount originally disbursed under the note, the loan is also secured by the Company's existing cash and future income. This loan provides for interest at 13% per annum. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and
interest is due in full on 12/31/2000.   Additionally, if the lease of the
Northern California Faire site is not completed on or before 8/1/99, $250,000 becomes due and payable. The investor also was granted an option to purchase one share of the Company's common stock for each $10.00 loaned to the Company at an exercise price of $0.81 per share. These options expire on the earlier of 12/31/2005 or the third anniversary of the payment in full of the loan.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 1999, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $771,045 at December 31, 1998 to $1,082,884 at March 31, 1999, an increase of $311,839 or
40%. Of these amounts, cash and cash equivalents decreased from $379,336 at December 31, 1998 to $322,468 at March 31, 1999. Accounts receivable increased from $18,509 at December 31, 1998 to $24,603 at March 31, 1999. Prepaid expenses (expenses incurred on behalf of the faires) increased from $237,021 at December 31, 1998 to $599,634 at March 31, 1999. These costs are expensed once the Faires are operating.

Current liabilities increased from $918,771 at December 31, 1998, to $2,417,513 at March 31, 1999, an increase of $1,498,742 or 163%. This increase is due to an increase during the quarter in accounts payable and accrued expenses of $454,903 as a result of the Company's decision to defer payments of trade payables. Unearned income, which consists of the sale of admission tickets to upcoming faires, and deposits received from craft vendors for future faires, increased from $161,010 at December 31, 1998 to $422,124 at March 31, 1999. The Company increased indebtedness during the quarter in the amount of $1,000,000 of which approximately $825,000 is short-term financing. This debt was incurred to cover the Company's operating expenses prior to the opening of the 1999 faire season.

Stockholders' Equity decreased from $3,429,301 at December 31, 1998 to $2,130,021 at March 31, 1999, a decrease of $1,299,280 or 38%. This decrease is due primarily to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 1998 and the first three months of fiscal 1999 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1999.

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

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,334,629) as of March 31, 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 1999, it will need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. Historically, the Company has operated its Northern California Faire during the fall of each year at a site in Novato, California. While the Company had a lease for this site in 1998, it was known that the owners of the property were seeking to develop the land. Subsequent to the conclusion of the 1998 season, the Company moved its Northern California operations from this location. The Company has obtained a lease, subject to certain contingencies, for a new site for this Faire. The lease is contingent upon the Company obtaining the necessary permits to operate the Faire and the lessor closing on the purchase of the property. It is doubtful that the contingencies will be satisfied and that the Company will be successful in completing this lease in time for the 1999 faire season. Should the Company be unable to operate a Northern Renaissance Faire at the proposed new site or at a temporary site in 1999, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company estimates that it could be required to spend from $500,000 to $750,000 for construction of structures prior to the opening of the Faire at a new site. Should the chosen site require development of an infrastructure, water, electricity, etc., the cost to the Company could increase substantially.

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

     COMPETITION. The Company faces significant competition from numerous organizations throughout the country which offer Renaissance Faires and other entertainment events, including amusement parks, theme parks, local and county fairs and festivals, some of which possess significantly greater resources than the Company, and in many cases, greater expertise and industry contacts. The Company estimates that there are approximately 20 major Renaissance Faires produced each year. In addition, the Company estimates that there are 100 minor Renaissance Faire events held throughout the United States each year, ranging in duration from one day to two weekends.

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


                          PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          See Note 3 of the Notes to the Financial Statements and
          Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of short-term notes and a second mortgage on the Virginia property which include the granting of warrants representing the right to acquire 150,000 shares of the Company's common stock. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No underwriters were involved in the issuance of these securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1999.


          Exhibit 27.  Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RENAISSANCE ENTERTAINMENT CORPORATION



Dated:     May 10, 1999
                              ------------------------------------------------
                              Charles S. Leavell, Chief Executive and
                                Chief Financial Officer


                              ------------------------------------------------
                              Sue E. Brophy, Chief Accounting Officer