Form 10QSB
period 1999-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 1999-08-13
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                   For the quarterly period ended June 30, 1999
                                      or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
    Exchange act of 1934.

                 For the transition period from _______ to _______

                         Commission File Number 0-23782

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

                            [X] Yes    [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 1999, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

    Item I.  Financial Statements

               Balance Sheets as of June 30, 1999 (Unaudited)
                 and December 31, 1998                                        3

               Statements of Operations for the Three Months
                 Ended June 30, 1999 and 1998
                 (Unaudited)                                                  4

               Statements of Operations for the Six Months
                 Ended June 30, 1999 and 1998
                 (Unaudited)                                                  5

               Statements of Cash Flows for the Six Months
                 Ended June 30, 1999 and 1998
                 (Unaudited)                                                  6

               Notes to Financial Statements                                  7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8

PART II.  OTHER INFORMATION                                                  15


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

                       RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                   June 30,           December 31,
                                                                    1999                  1998
                                                                ------------          ------------
                                                                 (Unaudited)
                                ASSETS
Current Assets:
  Cash and equivalents                                          $    904,862          $    379,336
  Accounts receivable (net)                                           26,771                18,509
  Inventory                                                          292,382               136,179
  Prepaid expenses and other                                         822,527               237,021
                                                                ------------          ------------
    Total Current Assets                                           2,046,542               771,045

  Property and equipment, net of accumulated depreciation          6,681,718             6,610,466
  Covenant not to compete                                                  0                 4,996
  Goodwill                                                           494,136               519,474
  Other assets                                                       947,748               900,828
                                                                ------------          ------------
TOTAL ASSETS                                                    $ 10,170,144          $  8,806,809
                                                                ------------          ------------
                                                                ------------          ------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                         $  1,625,520          $    604,434
  Notes payable, current portion                                     741,133               153,327
  Unearned income                                                    571,254               161,010
                                                                ------------          ------------
    Total Current Liabilities                                      2,937,907               918,771

  Lease obligation payable                                         3,959,488             3,942,359
  Notes payable, net of current portion                              826,302               477,853
  Other                                                               39,525                38,525
                                                                ------------          ------------
    Total Liabilities                                              7,763,222             5,377,508
                                                                ------------          ------------

Stockholders' Equity:
  Common stock, $.03 par value, 50,000,000 shares authorized,
    2,144,889 and 2,139,891 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                 64,346                64,196
  Additional paid-in capital                                       9,430,827             9,428,477
  Accumulated earnings (deficit)                                  (7,088,251)           (6,063,372)
                                                                ------------          ------------
    Total Stockholders' Equity                                     2,406,922             3,429,301
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 10,170,144          $  8,806,809
                                                                ------------          ------------
                                                                ------------          ------------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                 Three Months Ended
                                                                     June 30
                                                           -------------------------------
                                                                1999             1998
                                                           -------------     -------------
REVENUE:
  Sales                                                    $   5,328,091      $ 5,152,757
  Faire operating costs                                        1,862,105        1,743,549
                                                           -------------     -------------
    Gross Profit                                               3,465,986        3,409,208
                                                           -------------     -------------
OPERATING EXPENSES:
  Salaries                                                     1,447,214        1,216,104
  Depreciation and amortization                                  129,923          142,022
  Advertising                                                    662,910          645,911
  Other operating expenses                                       814,823          728,363
                                                           -------------     -------------
    Total Operating Expenses                                   3,054,870        2,732,400
                                                           -------------     -------------
Net Operating (Loss) Income                                      411,116          676,808
                                                           -------------     -------------
Other Income (Expenses):
  Interest income                                                 13,524           16,253
  Interest (expense)                                            (171,934)        (217,406)
  Other income (expense)                                          24,198            8,351
                                                           -------------     -------------
    Total Other Income (Expenses)                               (134,212)        (192,802)
                                                           -------------     -------------
Net Income (Loss) before (Provision)
  Credit for Income Taxes                                        276,904          484,006
(Provision) Credit for Income Taxes                                   --               --
                                                           -------------     -------------
Net Income (Loss) to Common Stockholders                   $     276,904     $    484,006
                                                           -------------     -------------
                                                           -------------     -------------
Net Income (Loss) per Common Share                         $         .13     $        .23
                                                           -------------     -------------
                                                           -------------     -------------
Weighted Average Number of Common Shares Outstanding           2,144,889        2,104,181
                                                           -------------     -------------
                                                           -------------     -------------


The accompanying notes are an integral part of the financial statements.

                     RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30
                                                           -------------------------------
                                                                1999             1998
                                                           -------------     -------------
REVENUE:
  Sales                                                    $   5,332,412     $   5,201,869
  Faire operating costs                                        1,863,365         1,738,559
                                                           -------------     -------------
    Gross Profit                                               3,469,047         3,463,310
                                                           -------------     -------------
OPERATING EXPENSES:
  Salaries                                                     2,015,434         1,936,178
  Depreciation and amortization                                  259,641           283,164
  Advertising                                                    662,910           659,714
  Other operating expenses                                     1,293,933         1,354,167
                                                           -------------     -------------
    Total Operating Expenses                                   4,231,918         4,233,223
                                                           -------------     -------------
Net Operating (Loss) Income                                     (762,871)         (769,913)
                                                           -------------     -------------

Other Income (Expenses):
  Interest income                                                 22,344            34,801
  Interest (expense)                                            (317,001)         (362,398)
  Other income (expense)                                          32,653            87,233
                                                           -------------     -------------
    Total Other Income (Expenses)                               (262,004)         (240,364)
                                                           -------------     -------------
Net Income (Loss) before (Provision)
  Credit for Income Taxes                                     (1,024,875)       (1,010,277)
(Provision) Credit for Income Taxes                                   --                --
                                                           -------------     -------------
Net Income (Loss) to Common Stockholders'                  $  (1,024,875)    $  (1,010,277)
                                                           -------------     -------------
                                                           -------------     -------------
Net Income (Loss) per Common Share                         $        (.48)    $        (.48)
                                                           -------------     -------------
                                                           -------------     -------------
Weighted Average Number of Common Shares Outstanding           2,143,542         2,085,954
                                                           -------------     -------------
                                                           -------------     -------------


The accompanying notes are an integral part of the financial statements

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Six Months ended
                                                                      June 30
                                                           -------------------------------
                                                                1999             1998
                                                           -------------     -------------
Cash Flows from Operating Activities:
   Net income (Loss)                                       $  (1,024,875)    $  (1,010,277)
                                                           -------------     -------------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization                             259,641           283,164
       Gain (loss) on disposal of assets                           2,141            (4,794)
       (Increase) decrease in:
         Accounts Receivable                                      (8,262)          (72,597)
         Inventory                                              (156,203)          (60,390)
         Prepaid expenses and other                             (637,266)         (217,940)
       Increase (decrease) in:
         Accounts payable and accrued expenses                 1,021,086           501,091
         Unearned revenue and other                              411,244           294,467
                                                           -------------     -------------
           Total adjustments                                     892,381           723,001
                                                           -------------     -------------
Net Cash Provided by Operating Activities                       (132,494)         (287,276)
                                                           -------------     -------------

Cash Flows from Investing Activities:
   Investment in restricted cash                                       0            (9,167)
   Acquisition of property and equipment                        (297,862)         (118,901)
                                                           -------------     -------------
Net Cash (Used in) Investing Activities                         (297,862)         (128,068)
                                                           -------------     -------------

Cash Flows from Financing Activities:
   Common stock issued and additional
     paid-in capital                                               2,500            58,623
   Proceeds from notes payable                                 1,015,571           508,683
   Principal payments on notes payable                           (62,189)          (43,135)
                                                           -------------     -------------
Net Cash Provided by Financing Activities                        955,882           524,171
                                                           -------------     -------------

Net Increase (Decrease) in Cash                                  525,526           108,827
Cash, beginning of period                                        379,336           590,022
                                                           -------------     -------------
Cash, end of period                                        $     904,862     $     698,849
                                                           -------------     -------------
                                                           -------------     -------------
Interest paid                                              $     317,001     $     362,398
                                                           -------------     -------------
                                                           -------------     -------------


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)

1.  UNAUDITED STATEMENTS

    The balance sheet as of June 30, 1999, the statements of operations for the three month and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ending June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1999 and for all periods presented, have been made.

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

3.  SHORT-TERM NOTES; SUBSEQUENT EVENT

    During the first four months of fiscal 1999 the Company raised
    $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans provide interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the closing of each loan. Although these loans were scheduled to mature August 31, 1999, they were retired during July, 1999.

    During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000, of which $500,000 was funded at closing and $250,000 was funded in July, 1999. This loan is secured by a Second Deed of Trust on the Virginia property. This loan allows interest at 13% per annum. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000;
    principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and interest is due in full on 12/31/2000. The investor also was granted an option to purchase one share of the Company's common stock for each $10.00 loaned to the Company at an exercise price of $0.81 per share. These options expire on the earlier of 12/31/2005 or the third anniversary of the payment in full of the loan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Financial Statements, including the footnotes for the fiscal period ended December 31, 1998. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

The Company operates five Renaissance Faires in the United States. The Company's newest Faire opened on May 4, 1996 in Fredericksburg, Virginia, a project that was designed and constructed by the Company. On February 5, 1996, the Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire. The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997, a net loss of ($203,080) for the fiscal year ended December 31, 1998 and a net loss of ($1,024,875) for the six months ended June 30, 1999. The Virginia Faire has operated at a decreasing loss since opening in 1996. It is typical for a new faire such as the Virginia Faire to operate at a loss for two or more years until it is able to build a significant customer base and awareness of the faire. Although the New York Faire operated at a loss in 1996 and 1997 it was profitable in 1998. In 1997 the Company hired a new manager for this Faire, introduced several new entertainment acts and implemented additional promotional efforts. These changes were key in returning this faire to a profitable status.

While the Company has a temporary lease to operate the Northern California Faire in Vacaville California, it has not secured a lease beyond the 1999 operating season. Although the Company is currently negotiating a long-term location for the Northern California Faire there can be no assurance that the Company will be able to secure a new site for the faire for the 2000 or following faire seasons. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the Faire.

The Company had a working capital deficit of ($891,365) as of June 30, 1999. During the first seven months of fiscal 1999, the Company obtained $500,000 of additional capital through short-term loans and $750,000 by obtaining a second mortgage on the Virginia property. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 1999, it believes it must obtain additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues increased $175,334 or 3% from $5,152,757 in 1998 to $5,328,091 in
1999. The Company's Southern California and Virginia Faire's experienced an increase in gross attendance for the 1999 operating seasons of 1% and 14% respectively. However, during the first month of the third quarter of 1999 attendance has been significantly lower at the Kenosha Wisconsin Faire due to hot weather. If weather conditions do not improve it could have a material adverse effect on the Company's results of operations in 1999.

Operating expenses (year-round operating costs and corporate overhead) increased $322,470 or 12%, from $2,732,400 in 1998 to $3,054,870 in 1999.

Of the operating expenses, salaries increased 19%, from $1,216,104 in 1998 to $1,447,214 in 1999 reflecting a $231,110 increase for the 1999 period as compared to the 1998 period. Of this increase, $101,284 reflects a timing difference in the recognition of certain expenses that in the 1998 period had been recognized in the first quarter. The balance reflects an increase in personnel expense for the period.

Advertising expense showed a nominal increase of $16,999 or 3%, from $645,911 in 1998 to $662,910 in 1999.

Depreciation and amortization decreased 9%, from $142,022 in 1998 to $129,923 in 1999. This decrease is primarily the result of the Company's use of accelerated methods of depreciation.

Other operating expenses (all other general and administrative expenses of the Company) increased $86,460 or 12%, from $728,363 in 1998 to $814,823 in
1999. Of this increase, $127,816 reflects a timing difference in the recognition of certain expenses that in the 1998 period had been recognized in the first quarter. The balance reflects a decrease of $41,356 in overall spending in this category.

As a result of the foregoing, net operating income (before interest charges and other income) decreased 39% from $676,808 for the 1998 period to $411,116 for the 1999 period.

A 21% decrease in interest expense from $217,406 in 1998 to $171,934 in 1999 resulted from the Company's ability to raise less expensive capital.

Other income increased $15,847, from $8,351 in 1998 to $24,198 in 1999. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events.

Combining net operating income with other income/expense resulted in a $207,102 decrease in net income before taxes, from income of $484,006 for the 1998 period to an income of $276,904 for the 1999 period.

Net income to common stockholders also decreased $207,102, from $484,006 for the 1998 period to $276,904 for the 1999 period. Finally, net income per common share decreased from $.23 for the 1998 period to $.13 for the 1999 period, based on 2,104,181 weighted average shares outstanding during the 1998 period and 2,144,889 weighted average shares outstanding during the 1999 period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues increased $130,543 or 3% from $5,201,869 in 1998 to $5,332,412 in
1999. The Company's Southern California and Virginia Faire's experienced an increase in gross attendance for the 1999 operating seasons of 1% and 14% respectively. However, during the first month of the third quarter of 1999 attendance was significantly lower at the Kenosha Wisconsin Faire due to hot weather. If weather conditions do not improve it could have a material adverse effect on the Company's results of operations in 1999.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,305 or .3%, from $4,233,223 in 1998 to $4,231,918 in 1999.

Of the operating expenses, salaries increased 4%, from $1,936,178 in 1998 to $2,015,434 in 1999, reflecting a marginal increase in personnel expense.

Advertising expense showed a nominal increase of $3,196 or .5%, from $659,714 in 1998 to $662,910 in 1999.

Depreciation and amortization decreased 8%, from $283,164 in 1998 to $259,641 in 1999. This decrease is primarily the result of the Company's use of accelerated methods of depreciation.

Other operating expenses (all other general and administrative expenses of the Company) decreased $60,234 or 4%, from $1,354,167 in 1998 to $1,293,933 in 1999. This decrease is due to management's continuing implementation of a variety of cost saving measures.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased $7,042 from a loss of ($769,913) for the 1998 period to a loss of ($762,871) for the 1999 period.

A 13% decrease in interest expense from $362,398 in 1998 to $317,001 in 1999 resulted from the Company's ability to raise less expensive capital.

Other income decreased $54,580 from $87,233 in 1998 to $32,653 in 1999. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events such as the receipt of monies for an easement and a lease cancellation in 1998. For the six-months ended June 30, 1999 other income is largely comprised of amounts collected from the Company's credit card program and billboard rentals.

Combining net operating income with other income/expense resulted in a $14,598 decrease in net income before taxes, from a loss of ($1,010,277) for the 1998 period to a loss of ($1,024,875) for the 1999 period.

Net income to common stockholders decreased $14,598, from a loss of ($1,010,277) for the 1998 period to a loss of ($1,024,875) for the 1999 period. Finally, net income per common share held at a loss of ($.48) for the 1998 and the 1999 periods, based on 2,085,954 weighted average shares outstanding during the 1998 period and 2,143,542 weighted average shares outstanding during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased $743,639 during the six months ended June 30, 1999, from ($147,726) at December 31, 1998 to ($891,365) at June 30, 1999. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faires of the Faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans provide for interest at 4.5% per quarter and are secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the closing of each loan. These loans were retired during July 1999.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000, of which $500,000 was funded at closing and $250,000 was funded in July, 1999. This loan is secured by a Second Deed of Trust on the Virginia property. This loan allows interest at 13% per annum. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000; principal and interest on a 5-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and interest is due in full on 12/31/2000. The investor also was granted an option to purchase one share of the Company's common stock for each $10.00 loaned to the Company at an exercise price of $0.81 per share. These options expire on the earlier of 12/31/2005 or the third anniversary of the payment in full of the loan.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 1999, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $771,045 at December 31, 1998 to $2,046,542 at June 30, 1999, an increase of $1,275,497 or 165%. Of these amounts, cash and cash equivalents increased from $379,336 at December 31, 1998 to $904,862 at June 30, 1999. Accounts receivable increased from $18,509 at December 31, 1998 to $26,771 at June 30, 1999. Prepaid expenses (expenses incurred on behalf of the faires) increased from $237,021 at December 31, 1998 to $822,527 at June 30, 1999. These costs are expensed once the Faires are operating.

Current liabilities increased from $918,771 at December 31, 1998, to $2,937,907 at June 30, 1999, an increase of $2,019,136 or 220%. This change is due to an increase during the six-month period in accounts payable and accrued expenses of $1,021,086 as a result of the Company's decision to defer payments of trade payables. Unearned income, which consists of the sale of admission tickets to upcoming faires, and deposits received from vendors for future faires, increased from $161,010 at December 31, 1998 to $571,254 at June 30, 1999. The Company increased indebtedness during the six-month period in the amount of $953,384. Of the capital raised during the first six months of 1999, approximately $584,158 is short-term financing. This debt was incurred to cover the Company's operating expenses prior to the opening of the 1999 faire season.

Stockholders' Equity decreased from $3,429,301 at December 31, 1998 to $2,406,922 at June 30, 1999, a decrease of $1,022,379 or 30%. This decrease is due primarily to the net loss incurred during the six-month period.

Although inflation can potentially have an effect on financial results, during 1998 and the first six-months of fiscal 1999 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 1999.

INFORMATION SYSTEMS AND THE YEAR 2000 ISSUE

The Company has completed an analysis of the effect of Year 2000 issues on its operations. As a result of this analysis it is believed that these effects should not have a material affect on the Company. The Company has determined that critical computer hardware, including personal computers and network server equipment are compliant. Software used by the Company in its accounting and payroll function has been warranted by the manufacturers to be compliant.

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

         RECENT LOSSES. The Company has incurred substantial operating losses since fiscal 1995. In addition, although significantly lower than previous years, the Company incurred a loss in fiscal 1998. There is no assurance that the Company will return to profitability in any subsequent period. The New York and Virginia Faires each operated at a loss during 1996 and 1997. As of June 30, 1999, the Virginia Faire operated at a significantly lower loss, 33% less as compared to the same period in 1998. The New York Faire operated at a profit in 1998. If the performance of the Virginia Faire does not continue to improve, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($891,365) as of June 30, 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 1999, it will need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. Historically, the Company has operated its Northern California Faire during the fall of each year at a site in Novato, California. While the Company had a lease for this site in 1998, it was known that the owners of the property were seeking to develop the land. Subsequent to the conclusion of the 1998 season, the Company moved its Northern California operations from this location. The Company has obtained a temporary lease to operate the Faire in Vacaville, California in 1999. The Company has also obtained a long-term lease, subject to certain contingencies, for a permanent site for this Faire. The lease is contingent upon the Company obtaining the necessary permits to operate the Faire and the lessor closing on the purchase of the property. It is uncertain if the contingencies will be satisfied and that the Company will be successful in completing this lease in time for the 2000 faire season. Should the Company be unable to operate a Northern Renaissance Faire at the proposed new site or another temporary site in 2000, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company estimates that it could be required to spend from $500,000 to $750,000 for construction of structures prior to the opening of the Faire at a permanent site. Should the chosen site require development of an infrastructure, water, electricity, etc., the cost to the Company could increase substantially.

         POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The Company has not secured a lease for this site in 2000. The Company is currently negotiating with the owners of the Devore property regarding both short and long-term use of this property. The Company believes that it either needs to obtain a long-term lease for the current site or relocate the Faire to another site for which a long-term lease would be available. This would allow the Company to construct permanent structures on the site and significantly reduce setup costs for this Faire. As of the date of this report, the Company has not entered into a long-term lease for the current site and there can be no assurance that it will be able to do so.

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

         SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. Unless the Company acquires or develops additional Faire sites in areas which are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ended October 31st of each year.

         DEPENDENCE UPON WEATHER. Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, which are determined substantially in advance in order to facilitate advertising and other promotional efforts. The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions. While each of the Company's Faires are open, rain or shine, poor weather, or even the forecast of poor weather, can result in substantial declines in attendance and, as a result, loss of revenues. Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire's infrastructure and buildings, as well as injuries to patrons and employees. Risks associated with the weather are beyond anyone's control, but have a direct and material impact upon the relative success or failure of a given Faire.

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

         FAIRE SITES. While the Company has a temporary lease to operate the Northern California Faire in Vacaville California, it has not secured a lease beyond the 1999 operating season. Although the Company is currently negotiating a long-term location for the Northern California Faire there can be no assurance that the Company will be able to secure a new site for the faire for the 2000 or following faire seasons. The Southern California Faire, Bristol Renaissance Faire, and the New York Faire are all operated on leased sites. It is expected that future Faires that may be developed by the Company, if any, will also be presented on leased sites. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         See Note 3 of the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of short-term notes and a second mortgage on the Virginia property which include the granting of warrants representing the right to acquire 175,000 shares of the Company's common stock. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No underwriters were involved in the issuance of these securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company was not required to file a report on Form 8-K during the six-months ended June 30, 1999.

         Exhibit 27.  Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RENAISSANCE ENTERTAINMENT CORPORATION


Dated: August 11, 1999                 /s/ Charles S. Leavell
                                       ------------------------------
                                       Charles S. Leavell, Chief Executive and
                                       Chief Financial Officer


                                       /s/ Sue E. Brophy
                                       ------------------------------
                                       Sue E. Brophy, Chief Accounting Officer