Form 10QSB
period 1999-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 1999-11-12
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.
                For the quarterly period ended September 30, 1999
                                               ------------------
                                       or

 [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
                             Exchange act of 1934.
          For the transition period from              to
                                        -------------     ----------------
                         Commission File Number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                            Colorado                         84-1094630
                ---------------------------------       --------------------
                 (State or other jurisdiction of        (I.R.S. Employer
                 incorporation or organization          Identification No.)

            275 Century Circle, Suite 102, Louisville, Colorado 80027
           ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 664-0300
                               ------------------
              (Registrant's telephone number, including area code)


                  -------------------------------------------------
                                (Former Address)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 1999, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.           FINANCIAL INFORMATION

         Item I.           Financial Statements

                           Balance Sheets as of September 30, 1999 (Unaudited)
                                    and December 31, 1998                                          3

                           Statements of Operations for the Three Months
                                    Ended September 30, 1999 and 1998
                                    (Unaudited)                                                    4

                           Statements of Operations for the Nine Months
                                    Ended September 30, 1999 and 1998
                                    (Unaudited)                                                    5

                           Statements of Cash Flows for the Nine Months
                                    Ended September 30, 1999 and 1998
                                    (Unaudited)                                                    6

                           Notes to Financial Statements                                           7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8

PART II.  OTHER INFORMATION                                                                       16




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

         RENAISSANCE ENTERTAINMENT CORPORATION
         BALANCE SHEETS

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     1999                  1998
                                                                          ------------------------------------------
                                     ASSETS
CURRENT ASSETS:
         Cash and equivalents                                                       $ 1,296,237          $  379,336
         Accounts receivable (net)                                                      107,136              18,509
         Inventory                                                                      297,486             136,179
         Prepaid expenses and other                                                   1,009,582             237,021
                                                                          ------------------------------------------
              TOTAL CURRENT ASSETS                                                    2,710,441             771,045

         Property and equipment, net of accumulated depreciation                      6,556,882           6,610,466
         Covenant not to compete                                                              0               4,996
         Goodwill                                                                       481,467             519,474
         Other assets                                                                   968,708             900,828
                                                                          ------------------------------------------
TOTAL ASSETS                                                                       $ 10,717,498         $ 8,806,809
                                                                          ==========================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                      $ 1,684,613          $  604,434
         Notes payable, current portion                                                 243,772             153,327
         Unearned income                                                                180,701             161,010
                                                                          ------------------------------------------
              TOTAL CURRENT LIABILITIES                                               2,109,086             918,771

         Lease obligation payable                                                     3,969,609           3,942,359
         Note payable, net of current portion                                           998,123             477,853
         Other                                                                           40,022              38,525
                                                                          ------------------------------------------
              TOTAL LIABILITIES                                                       7,116,840           5,377,508

STOCKHOLDERS' EQUITY:
         Common stock, $.03 par value, 50,000,000 shares authorized,
            2,144,889 and 2,139,891 shares issued and outstanding
            at September 30, 1999 and December 31, 1998 respectively                     64,346              64,196
         Additional paid-in capital                                                   9,430,827           9,428,477
         Accumulated earnings (deficit)                                             (5,894,515)         (6,063,372)
                                                                          ------------------------------------------
               TOTAL STOCKHOLDERS' EQUITY                                             3,600,658           3,429,301
                                                                          ------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 10,717,498         $ 8,806,809
                                                                          ==========================================



       The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION
       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                    ------------------------------------------
                                                                                                 1999                 1998
                                                                                    ------------------------------------------
REVENUE:
       Sales                                                                                  $ 7,232,739          $9,350,396
       Faire operating costs                                                                    2,224,208           2,629,512
                                                                                    ------------------------------------------
            Gross Profit                                                                        5,008,531           6,720,884
                                                                                    ------------------------------------------

OPERATING EXPENSES:
       Salaries                                                                                 1,543,476           1,703,400
       Depreciation and amortization                                                              139,157             148,045
       Advertising                                                                                812,347           1,111,784
       Other operating expenses                                                                 1,226,490           1,495,732
                                                                                    ------------------------------------------
            Total Operating Expenses                                                            3,721,470           4,458,961
                                                                                    ------------------------------------------

Net Operating (Loss) Income                                                                     1,287,061           2,261,923
                                                                                    ------------------------------------------

Other Income (Expenses):
       Interest income                                                                             16,441              23,243
       Interest (expense)                                                                       (151,382)           (149,971)
       Other income(expense)                                                                       41,613               7,700
                                                                                    ------------------------------------------
            Total Other                                                                          (93,328)           (119,028)
                                                                                    ------------------------------------------

Net Income (Loss) before (Provision)                                                            1,193,733           2,142,895
   Credit for Income Taxes

(Provision) Credit for Income Taxes                                                                     -                   -
                                                                                    ------------------------------------------

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                                                      $ 1,193,733          $2,142,895
                                                                                    ==========================================

NET INCOME (LOSS) PER COMMON SHARE                                                              $    0.56            $   1.00
                                                                                    ==========================================

Weighted Average Number of Common Shares
    Outstanding                                                                                 2,144,889           2,139,894
                                                                                    ==========================================



       The accompanying notes are an integral part of the financial statements.

       RENAISSANCE ENTERTAINMENT CORPORATION
       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                     ------------------------------------
                                                                                               1999              1998
                                                                                     ------------------------------------
REVENUE:
       Sales                                                                                $12,565,151      $14,552,265
       Faire operating costs                                                                  4,087,573        4,368,070
                                                                                     ------------------------------------
            Gross Profit                                                                      8,477,578       10,184,195
                                                                                     ------------------------------------

OPERATING EXPENSES:
       Salaries                                                                               3,558,910        3,639,578
       Depreciation and amortization                                                            398,798          431,208
       Advertising                                                                            1,475,257        1,771,498
       Other operating expenses                                                               2,520,423        2,849,899
                                                                                     ------------------------------------
            Total Operating Expenses                                                          7,953,388        8,692,183
                                                                                     ------------------------------------

Net Operating (Loss) Income                                                                     524,190        1,492,012
                                                                                     ------------------------------------

Other Income (Expenses):
       Interest income                                                                           38,784           58,044
       Interest (expense)                                                                     (468,383)        (512,368)
       Other income(expense)                                                                     74,266           94,933
                                                                                     ------------------------------------
            Total Other                                                                       (355,333)        (359,391)
                                                                                     ------------------------------------

Net Income (Loss) before (Provision)                                                            168,857        1,132,621
   Credit for Income Taxes

(Provision) Credit for Income Taxes                                                                                    -
                                                                                     ------------------------------------

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                                                      $ 168,857       $1,132,621
                                                                                     ====================================

NET INCOME (LOSS) PER COMMON SHARE                                                             $   0.08         $   0.54
                                                                                     ====================================

Weighted Average Number of Common Shares
    Outstanding                                                                               2,143,542        2,113,150
                                                                                     ====================================



       The accompanying notes are an integral part of the financial statements.

        RENAISSANCE ENTERTAINMENT CORPORATION
        STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                   --------------------------------------
                                                                                              1999               1998
                                                                                   --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        NET INCOME (LOSS)                                                                   $ 168,857        $ 1,132,621
                                                                                   --------------------------------------
        ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO NET CASH PROVIDED BY
           OPERATING ACTIVITIES:
              Depreciation and amortization                                                   398,798            431,208
              Gain(loss) on disposal of assets                                                    302            (6,543)
              (INCREASE)DECREASE IN:
                Accounts receivable                                                          (88,627)           (27,941)
                Inventory                                                                   (161,307)              6,854
                Prepaid expenses and other                                                  (852,381)             31,754
              INCREASE (DECREASE) IN:
                Accounts payable and accrued expenses                                       1,080,179          (261,150)
                Unearned revenue and other                                                     21,188              3,394
                                                                                   --------------------------------------
                  TOTAL ADJUSTMENTS                                                           398,152            177,576
                                                                                   --------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                              567,009          1,310,197
                                                                                   --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in restricted cash                                                             -           (13,721)
          (Increase) in property and equipment                                              (290,572)          (189,422)
                                                                                   --------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                            (290,572)          (203,143)
                                                                                   --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Common stock issued and additional paid-in capital                                    2,500             58,623
          Proceeds from notes payable                                                       1,265,571            508,683
          Principal payments on notes payable                                               (627,607)          (561,826)
                                                                                   --------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                              640,464              5,480
                                                                                   --------------------------------------

NET INCREASE (DECREASE) IN CASH                                                               916,901          1,112,534
CASH, BEGINNING OF PERIOD                                                                     379,336            590,024
                                                                                   --------------------------------------
CASH, END OF PERIOD                                                                       $ 1,296,237        $ 1,702,558
                                                                                   ======================================
INTEREST PAID                                                                              $(468,383)        $ (512,368)
                                                                                   ======================================
INCOME TAX PAID(REFUND)                                                                             -                  -
                                                                                   ======================================



        The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

1.       UNAUDITED STATEMENTS

              The balance sheet as of September 30, 1999, the statements of operations for the three month and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ending September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1999 and for all periods presented, have been made.

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

3.       SHORT-TERM NOTES

              During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans provided interest at 4.5% per quarter and were secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the closing of each loan. These loans were retired during July, 1999.

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

Although the Company was profitable in its fiscal year ended March 31, 1995, it incurred a net loss of ($1,273,671) in the fiscal year ended March 31, 1996, a net loss of ($1,851,725) for the nine months ended December 31, 1996, a net loss of ($2,567,097) for the fiscal year ended December 31, 1997, a net loss of ($203,080) for the fiscal year ended December 31, 1998 and a net profit of $168,857 for the nine months ended September 30, 1999. The Virginia Faire has operated at a decreasing loss since opening in 1996. It is typical for a new faire such as the Virginia Faire to operate at a loss for several years until it is able to build a significant customer base and awareness of the faire.

While the Company had a temporary lease to operate the Northern California Faire in Vacaville California, it has not secured a lease beyond the 1999 operating season. Although the Company is currently negotiating a long-term location for the Northern California Faire there can be no assurance that the Company will be able to secure a new site for the faire for the 2000 or following faire seasons. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also negotiating with the owner of the Southern California Faire site for a long-term lease for this site. The ability to enter into a long-term lease for this site would increase its value to the Company, as the Company could construct structures on the site and significantly reduce setup costs for the Faire.

The Company had a working capital surplus of $601,355 as of September 30, 1999. During the first seven months of fiscal 1999, the Company obtained $500,000 of additional capital through short-term loans and $750,000 by obtaining a second mortgage on the Virginia property. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 1999, it believes it must obtain additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues decreased $2,117,657 or 23% from $9,350,396 in 1998 to $7,232,739 in
1999. This is in part due to a temporary difference in the timing of revenue for the Northern California Faire. In 1998, the Company's faire season ended in September. As a result, in 1998, all Faire revenue was recorded by the end of the third quarter. In 1999, the Northern California Faire operated three of eight weekends in the fourth quarter generating $1,092,831 in weekend revenue. Overall Faire revenue during the 1999 season was approximately $900,000 less than the 1998 season.

During the third quarter of 1999 gross attendance at the Faires' was significantly lower as compared to 1998. Gross attendance was down 6% at the Kenosha Wisconsin Faire and 19% at the New York Faire. The decreases in attendance were directly related to the forecast of or actual inclement weather conditions. The Northern California Faire gross attendance was down 7% for the 1999 season as compared to the 1998 season. This decrease was largely the result of hot weather and the new physical location of the Faire. It is not unreasonable to experience a temporary decrease in attendance when relocating an established operation such as the Northern California Faire.

Faire operating expenses decreased $405,304 or 15%, from $2,629,512 in 1998 to $2,224,208 in 1999 and other operating expenses (year-round operating costs and corporate overhead) decreased $737,491 or 16%, from $4,458,961 in 1998 to $3,721,470 in 1999. $363,442 of the decrease in other operating expenses and $323,160 of the decrease in faire operating expenses relate to the timing difference for the Northern California Faire described above and were recorded during the 1999 period in the fourth quarter as compared to the third quarter in the 1998 period.

Of the operating expenses, salaries decreased 9%, from $1,703,400 in 1998 to $1,543,476 in 1999 reflecting a $159,924 decrease as a result of a continuing reduction in personnel expense for the 1999 period as compared to the 1998 period.

Advertising expense decreased $299,437 or 27%, from $1,111,784 in 1998 to $812,347 in 1999. This decrease was due to the continued utilization of less expensive methods of advertising.

Depreciation and amortization decreased 6%, from $148,045 in 1998 to $139,157 in 1999.

Other operating expenses (all other general and administrative expenses of the Company) decreased $269,242 or 18%, from $1,495,732 in 1998 to $1,226,490 in 1999. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) decreased 43% from $2,261,923 for the 1998 period to $1,287,061 for the 1999 period.

Interest expense increased a nominal 1% from $149,971 in 1998 to $151,382 in 1999.

Interest income decreased $6,802, from $23,243 in 1998 to $16,441 in 1999. Certain investments held by the Company matured in the fourth quarter of 1998. This amount was not reinvested but used to reduce the mortgage on the Virginia Faire real property.

Other income increased $33,913, from $7,700 in 1998 to $41,613 in 1999. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events such as the receipt of monies for an easement and a lease cancellation in 1998. For the three-months ended

September 30, 1999 other income is largely comprised of amounts collected from the Company's credit card program and billboard rentals.

Combining net operating income with other income/expense resulted in a $949,162 decrease in net income before taxes, from income of $2,142,895 for the 1998 period to an income of $1,193,733 for the 1999 period.

Net income to common stockholders also decreased $949,162, from $2,142,895 for the 1998 period to $1,193,733 for the 1999 period. Finally, net income per common share decreased from $1.00 for the 1998 period to $.56 for the 1999 period, based on 2,139,894 weighted average shares outstanding during the 1998 period and 2,144,889 weighted average shares outstanding during the 1999 period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues decreased $1,987,114 or 14% from $14,552,265 in 1998 to $12,565,151 in 1999. This is in part due to a temporary difference in the timing of revenue for the Northern California Faire as described above. In 1998, the Company's faire season ended in September. As a result, all Faire revenue was recorded by the end of the third quarter. In 1999, the Northern California Faire operated the first three weekends of the fourth quarter generating $1,092,831 in weekend revenue.

During the third quarter of 1999 gross attendance at the Faires' was significantly lower as compared to 1998. Gross attendance was down 6% at the Kenosha Wisconsin Faire and 19% at the New York Faire. The decrease in attendance was directly related to the forecast of or actual inclement weather conditions. Through the October close of the Northern California Faire gross attendance was down 7%. This decrease was largely the result of hot weather and the new physical location of the Faire. It is not unreasonable to experience a temporary decrease in attendance when relocating an established operation such as the Northern California Faire.

Faire operating expenses decreased $280,497 or 6%, from $4,368,070 in 1998 to $4,087,573 in 1999 and other operating expenses (year-round operating costs and corporate overhead) decreased $738,795 or 9%, from $8,692,183 in 1998 to $7,953,388 in 1999.

These decreases are largely due to the previously mentioned timing difference. In 1999, the Northern California Faire operated three weekends in October and no weekends in 1998. As of September 30, 1999 the Company recorded prepaid expenses in the amount of $686,601 associated with those three weekends of operations. At September 30, 1998 all faire related expenses had been recorded.

Of the operating expenses, salaries decreased 2%, from $3,639,578 in 1998 to $3,558,910 in 1999.

Advertising expense decreased $296,241 or 17%, from $1,771,498 in 1998 to $1,475,257 in 1999. This decrease was due to the continued utilization of less expensive methods of advertising.

Depreciation and amortization decreased 8%, from $431,208 in 1998 to $398,798 in 1999. This decrease is primarily the result of the Company's use of accelerated methods of depreciation.

Other operating expenses (all other general and administrative expenses of the Company) decreased $329,476 or 12%, from $2,849,899 in 1998 to $2,520,423 in 1999. The balance of the decrease is due to management's implementation of a variety of cost saving measures.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $967,822 from income of $1,492,012 for the 1998 period to income of $524,190 for the 1999 period.

A 9% decrease in interest expense from $512,368 in 1998 to $468,383 in 1999 resulted from the Company's ability to raise less expensive capital.

Other income decreased $20,667 from $94,933 in 1998 to $74,266 in 1999. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events such as the receipt of monies for an easement and a lease cancellation in 1998. For the nine-months ended September 30, 1999 other income is largely comprised of amounts collected from the Company's credit card program and billboard rentals.

Combining net operating income with other income/expense resulted in a $963,764 decrease in net income before taxes, from income of $1,132,621 for the 1998 period to income of $168,857 for the 1999 period.

Net income to common stockholders decreased $963,764, from income of $1,132,621 for the 1998 period to income of $168,857 for the 1999 period. Finally, net income per common share decreased from income of $.54 for the 1998 to $.08 for the 1999 period, based on 2,113,150 weighted average shares outstanding during the 1998 period and 2,143,542 weighted average shares outstanding during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit decreased $749,081 during the nine months ended September 30, 1999, from ($147,726) at December 31, 1998 to $601,355 at September 30, 1999. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faires of the Faire season, the Southern California and Virginia Faires. During the first four months of fiscal 1999 the Company raised $500,000 of short-term capital. These funds were provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors, two directors and two officers of the Company (an aggregate of $225,000) and three other investors. The loans provided for interest at 4.5% per quarter and were secured by existing monies and future revenues from the Company's Faires. The investors also were granted a five-year warrant to purchase one share of common stock for each $5.00 loaned to the Company at an exercise price equal to the average closing bid price for the Company's common stock for the five business days immediately preceding the closing of each loan. These loans were retired during July 1999.

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

While the Company believes it has adequate capital to fund anticipated operations for fiscal 1999, it believes it must obtain at least $750,000 additional working capital for fiscal 2000. The Company anticipates raising working capital from private investors including officers of the Company. However, there can be no assurance that any additional capital can be satisfactorily obtained when required.

Reviewing the change in financial position over the nine months, current assets, largely comprised of cash and prepaid expenses, increased from $771,045 at December 31, 1998 to $2,710,441 at September 30, 1999, an
increase of $1,939,396 or 252%. Of these amounts, cash and cash equivalents increased from $379,336 at December 31, 1998 to $1,296,237 at September 30, 1999. Accounts receivable increased from $18,509 at December 31, 1998 to $107,136 at September 30, 1999. Prepaid expenses (expenses incurred on behalf of the faires) increased from $237,021 at December 31, 1998 to $1,009,582 at September 30, 1999. These costs are expensed once the Faires are operating.

Current liabilities increased from $918,771 at December 31, 1998, to $2,109,086 at September 30, 1999, an increase of $1,190,315 or 130%. This change is due to an increase during the nine-month period in accounts payable and accrued expenses of $1,080,179 as a result of the Company's decision to defer payments of trade payables. Unearned income, which consists of the sale of admission tickets to upcoming faires, and deposits received from vendors for future faires, increased from $161,010 at December 31, 1998 to $180,701 at September 30, 1999. The Company's net indebtedness increased $637,965 during the nine-month period as a result of the second mortgage on the Virginia Faire real property. This debt was incurred to cover the Company's operating expenses prior to the opening of the 1999 faire season.

Stockholders' Equity increased from $3,429,301 at December 31, 1998 to $3,600,658 at September 30, 1999, an increase of $171,357 or 5%. This increase is due primarily to the net income for the nine-month period.

Although inflation can potentially have an effect on financial results, during 1998 and the first nine-months of fiscal 1999 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by Company's vendors has not been significant.

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

         RECENT LOSSES. The Company has incurred substantial operating losses since fiscal 1995. The New York and Virginia Faires each operated at a loss during 1996 and 1997. As of September 30, 1999, the Virginia Faire operated at a significantly lower loss, 23% less as compared to the same period in 1998. If the performance of the Virginia Faire does not continue to improve, the Company's ability to achieve and sustain profitability in subsequent periods will be adversely affected. The New York Faire operated at a profit in 1998. During the third quarter of 1999, the Company's Wisconsin and New York Faires' experienced the threat of or actual inclement weather throughout much of their operating season. The Northern California Faire was relocated in 1999 and was impacted by weather. As a result the Wisconsin, New York and Northern California Faire results of operations were adversely affected. The Company anticipates reporting a significantly greater loss for the fiscal year ending December 31, 1999 as compared to 1998. There is no assurance that the Company will return to profitability in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $601,355 as of September 30, 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 1999, it will need at least $750,000 of additional working capital for fiscal 2000. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. Historically, the Company has operated its Northern California Faire during the fall of each year at a site in Novato, California. While the Company had a lease for this site in 1998, it was known that the owners of the property were seeking to develop the land. Subsequent to the conclusion of the 1998 season, the Company moved its Northern California operations from this location. The Company obtained a temporary lease to operate the Faire in Vacaville, California in 1999. The Company is currently negotiating a lease for the 2000 season. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         FAIRE SITES. While the Company had a temporary lease to operate the Northern California Faire in Vacaville California, it has not secured a lease beyond the 1999 operating season. Although the Company is currently negotiating a lease for the Northern California Faire there can be no assurance that the Company will be able to secure a new site for the faire for the 2000 or following faire seasons. The Southern California Faire, Bristol Renaissance Faire, and the New York Faire are all operated on leased sites. It is expected that future Faires that may be developed by the Company, if any, will also be presented on leased sites. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

                           PART II. OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  None.

Item 2.           CHANGES IN SECURITIES

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of the Stockholders of the Company was held on October 13, 1999. At that meeting, the following six directors, constituting all members of the Board of Directors, were elected.


                                   VOTES CAST
NAME                               FOR                       WITHHELD
Charles S. Leavell                 1,934,691                 125,363
Robert Geller                      1,934,691                 125,363
Sanford L. Schwartz                1,934,691                 125,363
Charles J. Weber                   1,934,691                 125,363
J. Stanley Gilbert                 1,855,091                 204,963
Thomas Brown                       1,855,091                 204,963



                  Shareholders also approved a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan from 342,000 to 750,000. The number of shares voting for the increase were 1,698,678; against were 254,929; abstentions were 106,447.


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


                                        RENAISSANCE ENTERTAINMENT CORPORATION



Dated:    November 12, 1999             /s/ Charles S. Leavell
      ---------------------------       --------------------------------------
                                        Charles S. Leavell, Chief Executive and
                                         Chief Financial Officer


                                        /s/ Sue E. Brophy
                                        ---------------------------------------
                                        Sue E. Brophy, Chief Accounting Officer