Form 10KSB
period 1999-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 2000-04-13
CIK 838782

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION
                      -------------------------------------
                (Name of Registrant as Specified in its Charter)

             Colorado                                          84-1094630
  (State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                        Identification number


   275 Century Circle, Suite 102, Louisville, Colorado             80027
     (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:  (303) 664-0300


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for the year ended December 31, 1999 were $14,467,437.

As of March 22, 2000, the aggregate market value of the Common Stock of the Registrant, held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASD OTC Bulletin Board Market, was approximately $643,467. As of March 22, 2000, 2,144,889 shares of the Common Stock of the Registrant were outstanding.

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

                                ITEM 1: BUSINESS

OVERVIEW

Renaissance Entertainment Corporation currently operates four Renaissance Faires in the United States. The Renaissance entertainment industry consists of over 100 separate events of varying size with a Renaissance theme and has an estimated annual attendance in excess of 4,000,000 visitors.

The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England. This fantasy experience is created through authentic craft shops, food vendors and continuous live entertainment throughout the day, both on the street and the stage, including actors, jugglers, jousters, magicians, dancers and musicians.

On January 28, 2000, the Company announced the closure of its Renaissance Faire in Fredericksburg, Virginia.

WEB SITE. The Company maintains a home page at www.recfair.com.

EXISTING RENAISSANCE FAIRES AND SITES

The Company presently owns and produces four Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire, serving the San Francisco Bay and Sacramento metropolitan areas; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; and the New York Renaissance Faire serving the New York City metropolitan area. From 1996 through 1999, the Company also operated the Virginia Renaissance

Faire in Fredericksburg, Virginia, serving the Washington, D.C. and Richmond metropolitan areas. This Faire has recently been closed as the Company's working capital was not adequate to enable it to continue to fund the Faire's negative cash flow during the period required to establish the customer base necessary for profitable operations.

The following table shows the attendance, number of vendors and net operating income for the Company's Faires during the 1998 and 1999 seasons.

                                          Approximate Number
                     Attendance              of Vendors          Net Operating Income
                  -----------------      --------------------   -----------------------
                    1999     1998          1999         1998       1999         1998
                  -------   -------      -------      -------   ----------   ----------
Bristol           170,314   181,350          165          180      579,354   $  916,543
Northern CA       152,374   163,239          150          180     (124,937)     917,276
Southern CA       163,834   162,316          156          150      788,338      696,038
New York          106,556   133,933          125          125      261,245      533,528
Virginia           65,855    57,738           82           60     (414,529)    (445,187)
   Total          658,933   698,576                             $1,089,471   $2,618,198


BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is held at the Kenosha, Wisconsin site leased by the Company. It has been in existence for 13 years. The Bristol Renaissance Faire is operated annually for nine weekends beginning the last weekend in June and ending the third weekend in August.

During November 1997, the Company sold this site and leased it back for a period of 20 years. See "Property." Improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops.

Historically the Company has only utilized the site for the Renaissance Faire, and the property has been vacant during the off-season. During the 1998 and 1999 operating season, under a joint arrangement with Educational Travel Tours, Inc. the Company operated two School Days events in May. The Company produced a Wild West Rodeo in October of 1998 and 1999. As of the date of this report, the Company has not planned to hold School Days or the Wild West Rodeo in 2000.

The Company believes that the property is amenable to additional income-producing off-season activities. The Company is considering year-round uses which could include campgrounds, an Oktoberfest and music festivals. To date, however, there exists no agreements, arrangements or other understandings with respect to alternate year-round uses, and there can he no assurance that the Company will be successful in developing any additional income-producing, off-season activities.

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern California Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 33 years. This Faire is held annually for six to seven weekends, typically beginning Labor Day weekend and running through the first or second weekend of October. In 1998 the Faire ran for seven weekends beginning the last weekend in July through the Labor Day weekend. In 1999, the Faire operated eight weekends beginning the last weekend of August and ending the third weekend of October. In conjunction with the 1999 Faire, the Company conducted a Halloween event that ran five weekends in October. At this time, the Company does not plan to offer the Halloween event in 2000.

The Northern California Faire historically operated on leased property in Novato, California. The lease for this property expired after the 1998 season. In 1999, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one year lease. The Company is presently negotiating a lease for the 2000 season at the same location near Vacaville. To date a lease has not been executed and there can he no assurance that the Company will be successful in obtaining a lease in time for the 2000 operating season, or that it will be on terms acceptable to the Company.

Historically all structures, including the gates, stages, booths, shops and arenas utilized in the Northern California Renaissance Pleasure Faires had to be mobile. These props were loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, were stored at the Northern Renaissance Faire site. The booths and craft shops utilized and owned by the individual vendors were moved onto the site for the Faire and then removed by them. The Company is seeking a long-term lease agreement that would allow these structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire.

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been held for the past 37 years in the Los
Angeles metropolitan area. This Faire is held annually for eight or nine weekends beginning the last week of April and ending mid-June. In 1999, as is planned for the 2000 season, the Faire ran eight weekends beginning the first week of May. In 1999 the Company, for the first time, sponsored a School Days event in conjunction with Events Group Corporation which was held on the Faire site in May of 1999. A School Days event is scheduled for May 2000.

The Southern Renaissance Pleasure Faire is held in Glen Helen Regional Park located near Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a one-year lease for the 2000 Faire. Rental under the lease is equal to 4.0% of gross revenues with a guaranteed minimum of $150,000. The Company believes it has the option of leasing the San Bernardino site in the future.

The Southern Renaissance Pleasure Faire site is only occupied during the operating season and must be vacated following completion of the Faire. Accordingly, all structures are mobile and transported to the Northern Renaissance Faire site for storage during the off-season.

Although the Company has operated this Faire during the past several years at a profit, management believes that it should either relocate the Faire or obtain a long-term lease for the current site in order to improve its profitability in the future. The owner of the existing site has indicated that it is willing to enter into a long-term lease. With a long-term lease, the Company would be able to make permanent improvements to the site and reduce its annual set-up cost for the Faire. The Company has not, as of the date of this report, entered into a long-term lease for the existing site and there can be no assurance that it will be able to obtain a long-term lease for this site.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and re-creates a 16th century English Country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear. The Company issued 108,000 shares of the Company's Common Stock in consideration for all of the outstanding shares of Creative Faires, Ltd. Effective November 19, 1998 Creative Faires, Ltd. merged with Renaissance Entertainment Corporation.

Historically, the Faire has held annually for eight weekends beginning the first weekend of August and ending the third weekend of September. The Forest of Fear is held annually beginning the first weekend of October and ending on Halloween. In 1998, under a joint arrangement with Educational Travel Tours, Inc., the Company operated two School Days events in May and June. In 1999, the Company operated three School Day events in May and June. In 2000, the Company will operate their School Days events in cooperation with Events Group, Inc. The Company has two School Days events scheduled in May of 2000. In 2000, the Company anticipates operating the Faire seven weekends beginning the first weekend of August and the Forest of Fear will operate four weekends in October.

In 1996, the Company signed a five-year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The original lease term expires after the operating season in 2000. The Company has negotiated a one-year extension on this lease through the 2001 operating season. The Company is currently negotiating a long-term lease to remain in Sterling Forest and is investigating alternative locations for the Faire.

VIRGINIA RENAISSANCE FAIRE. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The 250 acres of land on which the Faire was located was purchased by the Company in July of 1995 for $925,000. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening. In 1999, the Company recorded an asset write down of approximately $2,121,334 in connection with the closing of the Faire. Efforts are underway to sell the property. The Company has not, as of the date of this report, entered into a sales agreement as it relates to the property.

VENDORS

Approximately 12% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors and craftspersons who sell food and crafts and offer games and rides. During the 1999 season, there were approximately 165 vendors at the Bristol Faire, 150 at the Northern California Faire, 156 at the Southern California Faire, 125 at the New York Faire and 82 vendors at the Virginia Faire. Typically, there is little turnover in vendors from one season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular Faire.

At the Bristol Renaissance Faire site, the vendors and craftspersons are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $1,000.

At the Northern and Southern California Renaissance Pleasure Faires, craft shops and booths are owned by the vendors and transported onto the site for the duration of the Faire and then removed. In lieu of a flat fee to participate, vendors at the California Faires pay the Company a fee equal to 12%-20% of their gross revenues.

At the New York Faire site, the vendors and craftspersons pay an annual fee of approximately $250 and 10%-17% of their gross revenues.

The decision to charge a flat fee or a percentage of revenues is based on several factors, including the custom of a particular Faire and the extent to which vendors must invest in the construction of their booths. The advantage to the Company of the flat fee method is that it is easier to monitor and is more predictable. The advantage to the Company of the percentage method is that the Company may participate to a greater extent as Faire attendance increases. Vendors occupy their booths and shops pursuant to written lease agreements that have a term of one year, and require renewal by both the vendor and the Company. Under these agreements, each vendor agrees to indemnify and hold harmless the Company from any liability that may arise by virtue of the vendors' activities at a Faire. Nevertheless, the Company maintains general public liability insurance which also provides coverage for such risks.

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 1998 and 1999 seasons from each of these activities.

                                1999           1998
Gate Admissions             $ 6,617,279   $ 7,064,819
Beverage Revenue              2,894,414     3,051,353
Parking Revenue                 847,534       864,938
Food Revenue                    592,863       636,899
Craft Fees                    1,570,175     1,724,922
Game Fees                       221,565       237,867
Souvenir Revenue              1,063,801       942,485
Sponsorship Fees                262,899       235,556
Camping Fees                    245,777       311,004
Miscellaneous Fees              151,132       149,562
     Total                  $14,467,439   $15,219,405


GATE ADMISSIONS. Gate admissions are generally set from $14.00 to $17.50 for adults, $6.00 to $7.50 for children, and children under the age of five admitted free. Discounts range from $1.00 to $2.50 for seniors and, in some cases, students and military personnel. Off premises discount ticket sales are available at Cub Foods, Sentry Foods, Circle K, Shoprite, Fresh Field Grocers, Hannaford's Food, and CalaBell. Discount coupons are available at retail outlets operated by Company sponsors, including McDonalds, Subway, White Castle, Wendy's, Blockbuster Video, Target, Best Buy, Norwest, Moto Photo, Popeye's, Border Bookstores and Tower Records. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

BEVERAGE INCOME. The Company sells beer, wine and soft drinks at each Faire.

PARKING INCOME. The California Faires charge $7.00 per car for regular parking and $10 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $3.00 and $5.00.

FOOD REVENUE. At the California and New York Faires, all food concessions are run by independent vendors. On April 6, 2000, the Company entered into an agreement to sell their food concessions, at the Bristol Faire, to an independent food vendor. These vendors pay the Company a commission equal to approximately 15% of their gross revenues.

CRAFT FEES. Each Faire has approximately 80 to 170 independent craft vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The glassblowers and lace-makers are generally very popular. The craft vendors in California pay the Company a fee of approximately 12-20% of their gross revenue. At the Bristol and New York Faires, craft vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

GAME FEES. Many games and rides are operated by independent contractors. The Company receives approximately 15% of the gross revenues from these games and rides.

SOUVENIR REVENUE. At each Faire, the Company sells souvenir t-shirts, sweatshirts, beer mugs, books and other high quality merchandise appropriate to the Renaissance era.

SPONSORSHIP FEES. The Company solicits sponsorship arrangements. Major sponsors include the Coca-Cola Company, Anheuser-Busch, Inc., Miller Brewing Company, Eastman Kodak Company, Pepsi Cola Company, Grand Pacific Resorts, Fuji Film, Playmobil, Evian, Shell, Database, Winchells, Samuel Adams and Guinness Import Co. The sponsors also participate in joint advertising campaigns.

CAMPING FEES. The Company allows employees and independent vendors limited camping at the Faire sites during the Faire season. The Company provides portable rest room facilities, showers and security for campers. The campers are charged and pay a fee for these services.

MARKETING

The Company markets its Faires as entertainment events for the whole family, which also include shopping and food. Marketing is accomplished through local television and radio stations which, from time-to-time, and often in conjunction with other advertisers, conduct live broadcasts from the Faires. Supplementing this television and radio advertising, newspapers and billboards provide essential information to the general public regarding the cost of admission, location and times of operation. Artistic brochures and fliers are directed toward groups for advance sales campaigns.

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Eastman Kodak Company, Coca-Cola Company, Miller Brewing Company, Evian Water, Shell Development, Anheuser-Busch, Inc., and Pepsi Cola Company. Agreements with such sponsors have included joint advertising, sponsorship fees, and product giveaways.

Since 1998, the Company has conducted matinee programs that are designed to provide an educational experience in combination with lively entertainment for school children. The Company has sponsored these events in conjunction with Educational Travel Tours, Inc. and Events Group, Inc. In 1998, the Company held five daily events at three of its Faire sites with 15,300 school children in attendance. In 1999, the Company held seven daily events at four of its Faire sites with 19,097 individuals attending. In 2000, in cooperation with Events Group, Inc., the Company is planning to hold three daily events at two Faire sites.

SEASONALITY AND WEATHER

The Company generates its revenue primarily from the production of Renaissance Faires. Since, at this point, they are exclusively outdoor events, each Faire is scheduled for the time of year most likely to minimize the risks and hazards of inclement weather. With four Faires in various U.S. locations, the Company has been able to extend the period of revenue generation from early May (the start of the Southern California Faire) through mid-October (the end of the Northern California Faire), with the Bristol Renaissance Faire being held during July and August, and the New York Faire during August and September. The spread of Faires over a six-month period, and the geographic spread across the West coast, East coast, and Midwest, helps to assure that inclement weather in one particular geographic area at any particular time does not adversely threaten the Company's entire source of revenue. However, it is normal, for adverse weather, or even the forecast of adverse weather, to harm the financial results during certain weekends of any particular Faire.

During the period from mid-October through April, the Company currently has no material income-generating activity and must meet its working capital requirements from cash flow earned during the Faire season augmented by short-term debt. The Company plans to continue producing the previously mentioned special events and research additional events at other Faire sites.

Each Faire is scheduled for a finite period that is determined substantially in advance in order to facilitate advertising and other promotional efforts. Since attendance at each Faire depends on the weather, poor weather conditions can result in substantial declines in attendance and loss of revenues. All of the Renaissance Faires' are open "rain or shine". The Company is also vulnerable to severe climatic events that are similarly beyond its control but nevertheless could have a direct and material impact upon the Company's relative success or failure.

COMPETITION

As a promoter and operator of family entertainment events, the Company faces significant competition from other more traditional entertainment alternatives, including amusement parks, theme parks, local and county fairs, and specialty festivals. At each of the markets in which the Company competes, there are many entertainment events which compete for the consumers' entertainment dollars. Many of these entertainment events have attendance and revenues substantially greater than the Company's Faires in such markets. The Company competes on the basis of entertainment value and uniqueness of the Renaissance event. The Company emphasizes its Faires as an activity that appeals to the whole family.

While there are more than 100 annual entertainment events produced in the country with a Renaissance theme, there are approximately 20 major Renaissance Faire productions operated in major metropolitan areas throughout the country. As families typically do not travel to distant metropolitan areas in order to attend a Renaissance Faire, the Company does not experience direct competition with those other major productions. More significant competition comes from other entertainment alternatives and smaller faire events.

Further, by the very nature of Renaissance Faires and the lack of protection afforded by trademark, service mark and unfair competition laws, there exist few barriers to entry into the industry, and there can be no assurance that other companies with substantially greater resources will not develop competing Faires in the metropolitan areas where the Company has established productions.

INTELLECTUAL PROPERTY

Because of the number of existing Faire productions with Renaissance themes, the Company does not rely upon trademark or service mark protection for the name "Renaissance Faire" in connection with its business. However, the Company did obtain in connection with its acquisition of Living History Center assets, an assignment of a California registration of the mark "Renaissance Pleasure Faire" which applies only to the state of California. Further, it is possible that the Company could apply for and obtain trademark or service mark registrations on a state level for its other individual Faires, such as "Bristol Renaissance Faire" and other name-specific marks associated with the "Renaissance Faire" description as those names are acquired or developed. While the Company may be able to protect a site-specific name for its productions, the Company does not consider this protection a significant deterrent to the entry of competitors into existing markets, given the limited barriers to such entry.

PUBLIC LIABILITY AND INSURANCE

As a producer of public entertainment events, the Company has exposure for claims of personal injury and property damages suffered by visitors to the Company's Renaissance Faires. To date, however, the Company has experienced only minimum claims that have been resolved quickly without litigation. The Company maintains comprehensive public liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate, which it considers to be adequate against this exposure. Independent vendors operating food concessions, games and rides are required to obtain liability insurance protection, and to provide the Company with proof of such coverage.

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

EMPLOYEES

On March 22, 2000, the Company had five full-time employees working in its Colorado headquarters. Each Faire has its own full-time staff as well as seasonal and temporary employees who are engaged during the Faire presentation. On March 22, 2000 the Bristol Faire had five full-time employees, the California Faires had twelve full-time employees, the Virginia Faire had two full-time employees, and the New York Faire had six full-time employees.

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

                                ITEM 2: PROPERTY

The Company's corporate headquarters are located at 275 Century Circle, Suite 102, Louisville, Colorado. This property measures 2,789 square feet and is currently leased at $3,744 per month base rent, with annual increases based on increases in the Consumer Price Index. The lease is for a term of five years expiring in 2003, with two five-year renewal options. The Company considers these offices to be suitable for its current needs.

The Company leases approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The lease is for a period of 20 years with lease payments of $400,000 per year during each of the first two years beginning in November 1997 and increasing to $543,333 per year in years 13 through 20. The Company has the right to acquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The Company has made a security deposit of $666,667, $333,333 of which is to be released in 2001 and the balance released in 2005.

On December 17, 1999, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a one-time restructuring of rental payments. During the time period between December 1, 1999 and May 31, 2000 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time between June 1, 2000 through November 30, 2000, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment the Company agreed to terminate the existing warrant dated November 12, 1997 and issue a new warrant. The original warrant provided for 153,333 shares at $5.00 per share and expires November, 2003. The new warrant is 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The new warrant is on the same terms and conditions as contained in the original warrant.

The Southern California Faire site is leased from the San Bernardino County Parks and Recreation Department, under a one year lease for the 2000 Faire. The Company is currently negotiating a long-term lease with the San Bernardino County Parks and Recreation Department. The Company has not, as of the date of this report, entered into a long-term lease for the existing Faire site and there can be no assurance that it will be able to obtain a long-term lease for this site.

In 1999, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one year lease. The Company is presently negotiating a lease for the 2000 season at the same location near Vacaville. To date, a lease has not been executed and there can be no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2000 or future operating seasons.

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. The original lease term expires after the Faire season in 2000. The Company has negotiated a one year extension on this lease through the 2001 operating season. The Company is currently negotiating a long-term lease to remain in Sterling Forest and is investigating alternative locations for the Faire.

On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. This property housed the Virginia Renaissance Faire. The construction of the Faire was financed, in part, with a $1.5 million mortgage (balance at December 31, 1999 - $426,066), repayable over 15 years at an initial interest rate of 8.65% annually. In March, 1999 the company obtained a second mortgage on this property in the amount of $750,000. On January 28, 2000, the Company announced the closure of the Virginia

Renaissance Faire. Efforts are underway to sell the property. The Company has not, as of the date of this report, entered into a sales agreement for the property. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity").

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

            ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of the Stockholders of the Company was held on October 13, 1999. At that meeting, the following six directors were elected:
Charles S. Leavell; Robert Geller; Sanford L. Schwartz; Charles J. Weber; J. Stanley Gilbert; and Thomas Brown.

     Shareholders also approved a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan from 342,000 to 750,000. The number of shares voting for the increase were 1,698,678; against were 254,929; abstentions were 106,447.

                      ITEM 5: MARKET FOR THE COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Since December 21, 1998, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol FAIRC. From August 21, 1997 to December 21, 1998, the Company's Common Stock traded in the Nasdaq Small Cap Market and from September 1, 1995 to August 21, 1997, it traded on the Nasdaq National Market. From December 9, 1996, to January 27, 1998, the Company's Common Stock was also traded on the Philadelphia Stock Exchange. The following table reflects the high and low prices of the Company's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarters retroactively adjusted for a 1-for-5 reverse stock split in February 1998. The prices reflect the high and low sales prices. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.

Calendar Years Ended December 31             High          Low
--------------------------------             ----          ---
          1998
First Quarter ended March 31                 1.625         0.625


Calendar Years Ended December 31             High          Low
--------------------------------             ----          ---
Second Quarter ended June 30                 1.12          0.375
Third Quarter ended September 30             1.46          0.437
Fourth Quarter ended December 31             0.937         0.937

          1999
First Quarter ended March 31                 0.9375        0.28
Second Quarter ended June 30                 0.60          0.3984
Third Quarter ended September 30             0.55          0.3594
Fourth Quarter ended December 31             0.375         0.19

          2000
Period ended March 22                        0.4           0.19


     As of March 22, 2000, there were approximately 143 shareholders of record.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

                 ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 1999. On June 21, 1996, the Company changed its fiscal year end from March 31 to December 31.

In the year 2000, the Company will operate four Renaissance Faires in the United States. The four Faires include the Southern and Northern California Renaissance Pleasure Faires, and the Bristol and New York Renaissance Faires. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening in May, 1996. The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England.

The Company has a lease for the 2000 and 2001 Faire seasons to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2000 Faire season to operate the Southern California Faire in Devore. The Company is presently negotiating a lease for the 2000 season of the Northern California Faire to be held at the same location used in 1999, near Vacaville. To date the lease for the Northern California Faire has not been executed and there can he no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2000 operating season. It is critical to the financial condition of the Company, that it obtain long-term leases for its Northern and Southern California Faires and its New York Faire.

The Company had a working capital deficit of ($1,274,542) as of December 31, 1999. During the first four months of fiscal 2000, the Company obtained $350,000 of additional capital through the issuance of 12% subordinated promissory notes due August 31, 2001. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 2000, it believes it must obtain additional capital for future fiscal periods. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998. Revenues decreased $751,975 or 5% from $15,219,412 in 1998 to $14,467,437 in 1999. During the 1999 operating season, gross attendance at the Bristol and New York Faires was significantly lower as compared to 1998. Gross attendance was down 6% at the Kenosha Wisconsin Faire and 19% at the New York Faire. The decrease in attendance was directly related to the forecast of or actual inclement weather conditions. Gross attendance for the Northern California Faire was down 7% for the 1999 season. This decrease was largely the result of hot weather and the new location of the Faire. It is not unreasonable to experience a temporary decrease in attendance when relocating an established operation such as the Northern California Faire.

Faire operating expenses increased $379,012 or 8% from $4,678,664 in 1998 to $5,057,676 in 1999. Of this increase, approximately $125,000 related to year 2000 operating expenses for the Virginia site which the Company was required to accrue in 1999 as a result of its decision to close the Virginia Faire. The balance of the increase related to the Company's plans for increased attendance in 1999. When planning for growth, in any period, there are certain expenses, such as contracts for entertainers, trash removal, etc., which are established before the Faire opens. When revenue generation for a Faire is seriously impacted, as in 1999 by the forecast of or actual inclement weather, it is difficult and often impossible to curtail certain expenses.

Operating expenses (year-round operating costs and corporate overhead) decreased $80,722 or 1%, from $10,333,602 in 1998 to $10,252,880 in 1999.

Of the operating expenses, salaries increased $55,814 or 1%, from $4,398,917 in 1998 to $4,454,731 in 1999.

Advertising expense decreased $83,021, or 4%, from $1,880,900 in 1998 to $1,797,879 in 1999. This decrease was due to the continued utilization of more cost efficient methods of advertising.

Depreciation and amortization decreased 3%, from $585,977 in 1998 to $565,646 in 1999. This decrease was primarily the result of the Company's utilization of accelerated methods of depreciation resulting in more depreciation in the earlier years of an asset's life and less later.

Other operating expenses (all other general and administrative expenses of the Company) showed a decrease of $33,184 or 1%, from $3,467,808 in 1998 to $3,434,624 in 1999. Numerous cost savings plans were implemented, again this year, targeted at reducing this category of expenses.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $1,050,265 from income of $207,146 for the 1998 period to a loss of ($843,119) for the 1999 period.

A 1% decrease in interest expense from $644,227 in 1998 to $639,719 in 1999 resulted from a lower cost of borrowing over the past one year period.

Other income decreased $68,982, from $155,464 in 1998 to $86,482 in 1999. This line item is a collection of income and expense items that do not specifically relate to the general operations of the business in the current period. These items are variable and often non-recurring events.

On January 28, 2000, the Company announced the closure of its Renaissance Faire in Fredericksburg, Virginia. Efforts are underway to dispose of the property. The December 31, 1999 income statement includes an expense line item in the amount of $2,121,334 that related to the write-down of the property due to closure of the site.

Combining net operating income with other income/expense resulted in a $3,248,241 increase in net loss, from a loss of ($203,080) for the 1998 period to a loss of ($3,451,321) for the 1999 period. Net loss to common stockholders increased from a loss of ($203,080) for the 1998 period to a loss of ($3,451,321) for the 1999 period. Finally, net loss per common share increased from a loss of ($0.10) for the 1998 period to a loss of ($1.61) for the 1999 period, based on 2,095,785 weighted average shares outstanding during the 1998 period and 2,144,224 weighted average shares outstanding during the 1999 period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during 1999 from ($147,726) at December 31, 1998 to ($1,274,542) at December 31, 1999. The disappointing performance of three of the

Company's five Faires, in large part, explains the negative impact on working capital in 1999. SEE RESULTS OF OPERATIONS.

The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faire of the Faire season, the Southern California Faire.

In 1999, the Company authorized the issuance for up to $1,000,000, 12% subordinated promissory notes due August 31, 2001 on units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly. Subscribers to these units are expected to be primarily related parties. During the first four months of fiscal 2000, the Company raised capital in the amount of $350,000 under the above mentioned debt structure. These funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors and one other investor.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000, of which $500,000 was funded at closing and $250,000 was funded in July, 1999. This loan is secured by a Second Deed of Trust on the Virginia property. This loan allows interest at 13% per annum. Payments are interest only 4/1/99 through 6/1/99; principal and interest on a five-year amortization of the amount of debt remaining unpaid on 6/1/99 from 7/1/99 through 1/1/2000; interest only 2/1/2000 through 6/1/2000;
principal and interest on a five-year amortization of the amount of debt remaining unpaid on 6/1/2000 from 7/1/2000 through 11/1/2000; and remaining principal and interest is due in full on 12/31/2000. The investor also was granted an option to purchase one share of the Company's common stock for each $10.00 loaned to the Company at an exercise price of $0.81 per share. These options expire on the earlier of 12/31/2005 or the third anniversary of the payment in full of the loan.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2000, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the years, current assets, largely comprised of cash and prepaid expenses, increased from $771,045 at December 31, 1998 to $1,515,134 at December 31, 1999, a increase of $744,089 or 97%. Of these amounts, cash and cash equivalents increased from $379,336 at December 31, 1998 to $1,049,044 at December 31, 1999. Accounts receivable decreased from $18,509 at December 31, 1998 to $4,951 at December 31, 1999. Prepaid expenses increased from $237,021 at December 31, 1998 to $259,646 at December 31, 1999.

Current liabilities increased from $918,771 at December 31, 1998 to $2,789,676 at December 31, 1999, an increase of $1,870,905 or 203%. This change is primarily due to an increase during the twelve-month period in accounts payable of $1,116,176 from $604,434 at December 31, 1998 to $1,720,610 at December 31,
1999 as a result of the Company's decision to defer payments of trade payables. Unearned income, which consists primarily of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $161,010 at December 31, 1998 to $214,789 at December 31, 1999. Notes payable, current portion, increased from $153,327 at December 31, 1998 to $854,277 at December 31, 1999. The Company's overall indebtedness increased during the twelve-month period as a result of the second mortgage on the Virginia Faire real property.

Total assets decreased from $8,806,809 at December 31, 1998 compared to $7,108,820 at December 31, 1999. Property, plant and equipment (net of depreciation) decreased by $2,316,303 or 35% from $6,610,466 at December 31, 1998 to $4,294,163 at December 31, 1999. This decrease is primarily the result of the write-down of the Virginia site assets that totaled approximately $2,118,000. The Company decreased the net book value of certain fixed assets in New York approximately $47,000 to coincide with the two years remaining on the lease of the Sterling Forest property. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $519,474 at December 31, 1998 to $468,798 at December 31, 1999 as the result of normal amortization. Other miscellaneous assets such as vendor deposits, decreased from $900,828 at December 31, 1998 to $830,725 at December 31, 1999.

Total liabilities increased from $5,377,508 at December 31, 1998 to $7,128,340 at December 31, 1999, an increase of $1,750,832 or 33%. Total liabilities at December 31, 1999 include $2,789,676 in current liabilities (discussed above), plus $311,873 from the long-term portion of debt primarily resulting from the first mortgage on the Virginia Faire site and the $3,987,116 lease obligation with respect to the sale/leaseback of the Bristol Faire site described above.

Stockholders' Equity decreased from $3,429,301 at December 31, 1998 to a deficit of ($19,520) at December 31, 1999, a decrease of $3,448,821 or 101%. This decrease resulted primarily from the net loss of ($3,451,321). As of December 31, 1999, the Company had outstanding 2,144,889 shares of common stock, 334,716 Class A Warrants representing the right to purchase common stock at $10.00 per share, and 393,395 Class B warrants representing the right to purchase common stock at $13.125 per share. The Company's A and B warrants expired in January of 2000.

Although inflation can potentially have an effect on financial results, during 1998 and 1999, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 2000.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred operating losses since fiscal 1995. In addition, the Company incurred a ($3,451,321) loss in fiscal 1999. There is no assurance that the Company will return to profitability in any subsequent period.

The Virginia Faire has operated at a loss for all fiscal years since opening in 1996. The Faire has had a negative impact on the Company's cash flow and results of operations since its opening.

As a result, on January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Company has recorded an asset write-down of approximately $2,121,334 in fiscal 1999 in connection with the closing of the Faire.

During the third quarter of 1999, the Company's Wisconsin and New York Faires' experienced the threat of or actual inclement weather throughout much of their operating season. The Northern California Faire was relocated in 1999 and was negatively impacted by weather. As a result the Wisconsin, New York and Northern California Faire fiscal 1999 results of operations were adversely affected.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,274,542) as of December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 2000, it may need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one year lease. The Company is presently negotiating a lease for the 2000 season at the same location near Vacaville. To date a lease has not been executed and there can he no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2000 operating season. The Company is seeking a long-term lease agreement that would provide expense savings, by allowing the Faire structures to remain in place year-round, and provide the opportunity for additional income-generating events other than the Renaissance Faire. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

     POSSIBLE RELOCATION OF SOUTHERN CALIFORNIA FAIRE. Since April 1994, the Company has operated its Southern California Faire in Devore, California. The site is leased from the San Bernardino County Parks and Recreation Department, under a one year lease for the 2000 Faire. The Company is currently negotiating with the owners of the Devore property regarding long-term use of this property. The Company believes that it either needs to obtain a long-term lease for the current site or relocate the Faire to another site for which a long-term lease would be available. This would allow the Company to construct permanent structures on the site and significantly reduce setup costs for this Faire. As of the date of this report, the Company has not entered into a long-term lease for the current site and there can be no assurance that it will be able to do so.

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

     LICENSING AND OTHER GOVERNMENTAL REGULATION. For each Faire operated by the Company, it is necessary for the Company to apply for and obtain permits and other licenses from local governmental authorities controlling the conduct of the Faire, service of alcoholic beverages, service of food, health, sanitation, and other matters at the Faire sites. Each governmental jurisdiction has its own regulatory requirements that can impose unforeseeable delays or impediments in preparing for a Faire production. While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company's future operations.

     FAIRE SITES. The Company currently has leases, for the Southern
California Faire, Bristol Renaissance Faire, and the New York Faire sites. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

               ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

     1.   Report of Independent Certified Public Accountants;

     2.   Consolidated Balance Sheets as of December 31, 1998 and 1999,
          (audited);

     3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1998 and December 31, 1999 (audited);

     4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years from December 31, 1997 through December 31, 1999 (audited);

     5. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1998 and December 31, 1999 (audited); and

     6.   Notes to the Consolidated Financial Statements.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART II

             ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

                                                                                  Director
Name                        Age        Position                                    Since
----                        ---        --------                                   --------

Charles S. Leavell           58        Chairman of the Board of Directors,          1993
                                       Chief Executive Officer and Chief
                                       Financial Officer

Sanford L. Schwartz          50        Director                                     1993

Robert M. Geller             47        Director                                     1994

Thomas G. Brown              55        Director                                     1999

J. Stanley Gilbert           62        President and Chief Operating                1999
                                       Officer, and a Director

Howard Hamburg               63        Vice President                                --

Sue Brophy                   44        Controller and Chief Accounting               --
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

     SANFORD L. SCHWARTZ has been a Director of the Company since April, 1993. Mr. Schwartz has been a founder, senior executive or director of nine publicly-traded companies over the past twenty years. From 1992 to present, Mr. Schwartz has been the Chairman of Creative Business Strategies, Inc. a business consulting firm.

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

     THOMAS G. BROWN was elected a director of the Company in October 19, 1999. Mr. Brown has been President and Managing Director of Wyndham Capital Corporation, an investment banking and research firm since he founded it in 1996. Mr. Brown was also a co-founder of Ablum, Brown & Company, an investment banking firm specializing in leveraged buyout transactions. He served as its Managing Director from January 1988 until December 1995. Prior to his tenure with Ablum, Brown & Company, Mr. Brown served as principal of several investment management and investment banking firms including seven years as a principal of Deihl, Speyer & Brown, a regional investment banking firm. Mr. Brown is a Chartered Financial Analyst. He also serves as a director of both Ashton Technology Group, Inc. and Mobile P.E.T. Systems Inc.

     J. STANLEY GILBERT became President and Chief Operating Officer in January, 1997. In 1996 Mr. Gilbert was a Vice President of the Company and he managed the Bristol Renaissance Faire from 1988 until 1996. Prior to that he worked in the commercial banking field in senior management. Prior to that, he was senior vice president of Cinema America, a film and video production company. Mr. Gilbert was the president of Just in Jest, Inc., an art studio featuring Renaissance and fantasy handmade sculptures, whose works have been displayed in galleries and museums, including the Delaware Museum of Fine Art. Mr. Gilbert has served as a board member of the Kenosha Area Convention and Business Bureau.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all required reports were filed on a timely basis.


                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 1999 and December 31, 1998, regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                     TABLE I

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term Compensation
                                       Annual Compensation                    Awards              Payouts
                                                         Other       Restricted              LTIP
Name and                                                 Annual        Stock               Options/     All Other
Principal                         Salary     Bonus    Compensation    Award(s)             Payouts     Compensation
Position               Year        ($)       ($)          ($)           ($)        SARs      ($)           ($)
Charles S. Leavell,
Chairman and CEO       1999      $160,000     -0-         -0-           -0-        -0-       -0-         -0-
                       1998       120,000     -0-         -0-           -0-        -0-       -0-         -0-


Howard Hamburg, VP     1999      $ 85,000     -0-         -0-           -0-        -0-       -0-         -0-
                       1998       115,978     -0-         -0-           -0-        -0-       -0-         -0-

J. Stanley Gilbert,
COO and President      1999      $120,000     -0-         -0-           -0-        -0-       -0-         -0-
                       1998        90,000     -0-         -0-           -0-        -0-       -0-         -0-


(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

OPTIONS GRANTED DURING FISCAL 1999

The following table shows option grants during fiscal 1999 to the Named Executive Officers of the Company.

                             Options Granted               Percent of Total           Exercise         Expiration
         Name                 in Fiscal 1999               Options Granted             Price              Date
         ----                 --------------               ---------------             -----              ----
Charles S. Leavell                110,000                        40%                    .58               2004
Howard Hamburg                       0                            0                     N/A                N/A
J. Stanley Gilbert                100,000                        36%                    .53               2004


AGGREGATED OPTION EXERCISES DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 1999. The Company does not have any outstanding stock appreciation rights.


                                                                                  Number of        Value of Unexercised
                                                                                 Unexercised              In-the-
                                                                               Options/SARs at       Money Option/SARs
                                                            Value                FY-end (#)          at FY-End ($)(1)
                                Shares Acquired            Realized             Exercisable/           Exercisable/
Name                            on Exercise (#)              ($)                Unexercisable          Unexercisable
Charles S. Leavell                    -0-                    $-0-              56,000/110,000               0/0

Howard Hamburg                        -0-                    $-0-                  5,000/0                  0/0

J. Stanley Gilbert                    -0-                    $-0-              40,000/100,000               0/0


(1) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal period end and the exercise price of the options.

EMPLOYMENT AGREEMENTS

Effective December 11, 1998 the Company entered into an Employment Agreement with Charles S. Leavell, CEO, and J. Stanley Gilbert, President and COO. The agreements become effective at such time as a change of control (as defined by the acquisition by any individual, entity or group of 30% of more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company) takes place. These agreements have a term of three years beginning with a change in control of the Company.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 1999, Directors, other than Mr. Geller, Mr. Schwartz, Mr. Gilbert and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options are to be granted in lieu of cash compensation. Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

Effective April 1, 1994, the Company appointed Robert M. Geller to serve on the Board of Directors' of the Company. As a Director, Mr. Geller receives compensation as outlined in the above section entitled Director Compensation. In addition, Mr. Geller provides consulting services to the company. For these services, Mr. Geller received cash compensation in the amount of $22,950 in 1998 and $35,000 in 1999.

SCHWARTZ COMPENSATION

During 1999, Mr. Schwartz provided consulting services to the Company. He received $37,500 for these services.

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

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 22, 2000, by:
(i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                                                              Percent of
of Beneficial Owner                                Number of Shares           Class (1)
-------------------                                ----------------           ---------
Charles S. Leavell                                      865,333 (2)              40.3%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Robert M. Geller                                        104,333 (3)               4.9%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Sanford L. Schwartz                                      39,870 (4)               1.9%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Thomas G. Brown                                            5,000(5)               0.2%
275 Century Circle, Suite 102
Louisville, Colorado 80027


J. Stanley Gilbert                                       215,287(6)              10.0%
275 Century Circle, Suite 102
Louisville, Colorado 80027


All Directors & Officers as a Group                   1,257,823 (7)              58.6%
(7 Persons)


(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 22, 2000, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 176,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell. Includes non-qualified options to purchase 166,000 shares. Includes warrants to purchase 40,000 shares, 20,000 of which are held by Leavell Management Group, Inc. Includes conversion rights to 416,666 shares of Common Stock, 83,333 of which are held by Leavell Management Group, Inc. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act.

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

(5) Includes 5,000 shares of Common Stock held of record by his spouse. Mr. Brown disclaims beneficial ownership of the securities for purposes of
     Section 16 under the Exchange Act.

(6) Includes 5,200 shares of Common Stock held of record and an option to purchase 15,000 shares of Common Stock held by his spouse. Mr. Gilbert disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Includes 25,487 shares of Common Stock held of record by Mr. Gilbert.

(7) Includes 447,333 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2000, and 114,600 shares issuable upon exercise of warrants exercisable within 60 days of March 22, 2000.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHORT-TERM NOTES-1998

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

SHORT-TERM NOTES-1999

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

PROMISSORY NOTES-1999

In 1999, the Company authorized the issuance of up to $1,000,000 of 12% subordinated promissory notes due August 31, 2001 in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly. Subscribers to these units are expected to be primarily related parties. During the first four months of fiscal 2000, the Company raised capital in the amount of $350,000 under the above mentioned debt structure. These funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors and one other investor.

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

*   3.1       Articles of Amendment to the Articles of Incorporation.

    4.1 Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on
              Form 8-A filed with the Commission on April 12, 1994.

*   4.2       Renaissance Entertainment Corporation 1993 Stock Incentive Plan.(1)

*   10.1      Specimen Vendor and Exhibitor Agreement for the Bristol Renaissance Faire.

*   10.2      Specimen Vendor and Exhibitor Agreement for the Northern and
              Southern Renaissance Pleasure Faires.

*   10.3      Specimen Bristol Renaissance Faire Concession Agreement.

*   10.4      Specimen Bristol Renaissance Faire Games Concession Agreement.

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

    10.8      Consulting and Warrant Compensation Agreement dated October 15,
              1998 between the Company and Wall Street Financial incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

    10.11     Employment Agreement dated December 11, 1998 with Charles S.
              Leavell, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

    10.12     Employment Agreement dated December 11, 1998 with J. Stanley
              Gilbert, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

**  10.13     Amendment dated December 17, 1999 to Lease with Faire Partners LLC.

**  10.14     Guaranty Agreement of Charles S. Leavell dated December 17, 1999.


**  10.15     Warrant Agreement dated December 17, 1999.

**  10.16     Amendment dated February 15, 2000 to Lease with San Bernardino
              County Regional Parks Division.

**  10.17     Amendment dated March 24, 2000 to Lease with Sterling Forest LLC.

**  10.18     Asset Purchase Agreement between Jim and Marta Selway and the
              Company dated April 6, 2000.

**  23.1      Independent Auditor's Consent.

**  27        Financial Data Schedule.


* Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**   Filed herewith.

REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RENAISSANCE ENTERTAINMENT CORPORATION


Date:  April 14, 2000                /s/ Charles S. Leavell
                                     -------------------------------------
                                     Charles S. Leavell, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                           Date
---------                            -----                           ----


/s/ Charles S. Leavell       Chairman of the Board,              April 14, 2000
------------------------     Chief Executive and Chief
Charles S. Leavell           Financial Officers


/s/ Sue Brophy               Chief Accounting Officer            April 14, 2000
------------------------
Sue Brophy


/s/ J. Stanley Gilbert       Director, President,                April 14, 2000
------------------------     and Chief Operating Officer
J. Stanley Gilbert


/s/ Sanford L. Schwartz      Director                            April 14, 2000
------------------------
Sanford L. Schwartz


/s/ Robert M. Geller         Director                            April 14, 2000
------------------------
Robert M. Geller


/s/ Thomas G. Brown          Director                            April 14, 2000
------------------------
Thomas G. Brown

                      RENAISSANCE ENTERTAINMENT CORPORATION

                              FINANCIAL STATEMENTS

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     DECEMBER 31, 1998 AND DECEMBER 31, 1999

                      RENAISSANCE ENTERTAINMENT CORPORATION

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                              Page
Report of Independent Certified Public Accountants             F-3

Audited Financial Statements:

         Balance Sheets                                        F-4

         Statements of Operations                              F-5

         Statement of Changes in Stockholders'
          equity (deficit)                                     F-6

         Statements of Cash Flows                              F-7

         Notes to Financial Statements                         F-8


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Renaissance Entertainment Corporation

We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 1998 and 1999 and the related statements of operations and changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 1998 and 1999 and the results of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

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


Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

March 13, 2000

                      RENAISSANCE ENTERTAINMENT CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,       December 31,
                                                                 1998              1999
Current Assets:
    Cash and equivalents                                        379,336         $ 1,049,044
    Accounts receivable, net of allowance
      for doubtful accounts of $17,797                           18,509               4,951

    Inventory, at lower of cost or market                       136,179             201,493
    Prepaid expenses and other current assets                   237,021             259,646
                                                            -----------         -----------
  Total Current Assets                                          771,045           1,515,134

    Property and equipment, net of accumulated
      depreciation of $2,588,320 and $2,364,201
      at December 31, 1998 and 1999 respectively
      (Note 7)                                                6,610,466           4,294,163
    Goodwill, net of accumulated amortization
      of $307,771 and $358,447 at December 31,
      1998 and 1999 respectively (Note 5)                       519,474             468,798
    Covenant not to compete, net of accumulated
      amortization of $95,004 and $100,000 at
      December 31, 1998 and 1999 respectively
      (Note 5)                                                    4,996                --
    Other assets                                                900,828             830,725
                                                            -----------         -----------
Total Assets                                                $ 8,806,809         $ 7,108,820
                                                            ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts payable and accrued expenses                   $   604,434         $ 1,720,610
    Notes payable, current portion (Note 3)                     153,327             854,277
    Unearned income                                             161,010             214,789
                                                            -----------         -----------
  Total Current Liabilities                                     918,771           2,789,676

    Lease obligation payable (Note 11)                        3,942,359           3,987,116
    Notes payable, net of current portion (Note 3)              477,853             311,873
    Other                                                        38,525              39,675
                                                            -----------         -----------
  Total Liabilities                                           5,377,508           7,128,340
                                                            -----------         -----------

    Commitments (Notes 2,3,4,8,10,11,12 and 13)                    --                  --

Stockholders' equity (deficit) (Notes 2,8,9 and 10):
    Preferred stock, $1.00 par value, 1,000,000
      shares authorized, none issued and
      outstanding                                                  --                  --
    Common stock, $.03 par value, 50,000,000
      shares authorized, 2,139,891 and 2,144,889
      issued and outstanding at December 31, 1998
      and 1999 respectively                                      64,196              64,346
    Additional paid-in capital                                9,428,477           9,430,827
    Accumulated deficit)                                     (6,063,372)         (9,514,693)
                                                            -----------         -----------
  Total Stockholders' equity (deficit)                        3,429,301             (19,520)
                                                            -----------         -----------

Total Liabilities and Stockholders' equity
 (deficit)                                                  $ 8,806,809         $ 7,108,820
                                                            ===========         ===========


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    Year Ended           Year Ended
                                                   December 31,         December 31,
                                                       1998                 1999
                                                   ------------         ------------
REVENUE:
      Sales                                        $ 15,219,412         $ 14,467,437
      Faire operating costs                           4,678,664            5,057,676
                                                   ------------         ------------
  Gross Profit                                       10,540,748            9,409,761
                                                   ------------         ------------

OPERATING EXPENSES:
      Salaries and wages                              4,398,917            4,454,731
      Depreciation and amortization                     585,977              565,646
      Advertising                                     1,880,900            1,797,879
      Other operating expenses                        3,467,808            3,434,624
                                                   ------------         ------------
        Total Operating Expenses                     10,333,602           10,252,880
                                                   ------------         ------------
Net Operating Income (Loss)                             207,146             (843,119)
                                                   ------------         ------------
Other Income (Expenses):
      Interest income                                    78,537               66,369
      Interest (expense)                               (644,227)            (639,719)
      Other income (expense)                            155,464               86,482
      Write-down of Virginia site (Note 12)                --             (2,121,334)
                                                   ------------         ------------
        Total Other Income (Expenses)                  (410,226)          (2,608,202)
                                                   ------------         ------------
Net (Loss)                                         $   (203,080)        $ (3,451,321)
                                                   ============         ============
Net (Loss) per Common Share                        $       (.10)        $      (1.61)
                                                   ============         ============
Weighted Average Number of
 Shares Outstanding                                   2,095,785            2,144,224
                                                   ============         ============


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FROM DECEMBER 31, 1997 THROUGH DECEMBER 31, 1999

                                                     Common Stock               Additional
                                                ------------------------         Paid-in          Accumulated
                                                 Shares          Amount          Capital           (Deficit)             Total
                                                ---------        -------        ----------        -----------         -----------
Balance December 31, 1997                       2,051,679        $61,550        $9,372,500        $(5,860,292)        $ 3,573,758

Issuance of stock for services                     19,996            600            35,325               --                35,925
Conversion of notes payable to stock               68,216          2,046            20,652               --                22,698
Net loss for the year ended
December 31, 1998                                    --             --                --             (203,080)           (203,080)
                                                ---------        -------        ----------        -----------         -----------
Balance December 31, 1998                       2,139,891         64,196         9,428,477         (6,063,372)          3,429,301

Issuance of stock for services                      4,998            150             2,350               --                 2,500
Net loss for the year ended
December 31, 1999                                    --             --                --           (3,451,321)         (3,451,321)
                                                ---------        -------        ----------        -----------         -----------
Balance December 31, 1999                       2,144,889        $64,346        $9,430,827        $(9,514,693)        $   (19,520)
                                                =========        =======        ==========        ===========         ===========


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                                Year Ended          Year Ended
                                                                December 31,        December 31,
                                                                   1998                1999
                                                                 ---------         -----------
Cash Flows from Operating Activities:
      Net Income (loss)                                          $(203,080)        $(3,451,321)
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Common stock issued for services                          35,325                --
          Depreciation and amortization                            585,977             565,646
          (Increase) decrease in:
            Accounts receivable                                      3,201              13,558
            Inventory                                                7,375             (65,314)
            Prepaid expenses and other                             188,448              43,172
          Increase (decrease) in:
            Accounts payable and accrued
             expenses                                             (578,355)          1,116,176
            Unearned revenue and other                              21,508              54,929
                                                                 ---------         -----------
      Net Cash Provided by (Used in) Operating
       Activities                                                   60,399          (1,723,154)
                                                                 ---------         -----------
      Cash Flows from Investing Activities:
         Reduction of restricted cash                              314,078                --
         Net acquisition (reduction) of property and
          equipment, goodwill and covenant not to compete         (238,891)          1,810,635
                                                                 ---------         -----------
      Net Cash Provided by Investing Activities                     75,187           1,810,635
                                                                 ---------         -----------

      Cash Flows from Financing Activities:
         Common stock issued and additional
          paid-in capital                                           23,298               2,500
         Proceeds from lease obligation
          payable                                                   32,663              44,757
         Proceeds from notes payable                                44,793           1,265,590
         Principal payments on notes payable                      (447,026)           (730,620)
                                                                 ---------         -----------
      Net Cash Provided by (Used in) Financing Activities         (346,272)            582,227
                                                                 ---------         -----------
      Net Increase (Decrease) in Cash                             (210,686)            669,708

      Cash, beginning of period                                    590,022             379,336
                                                                 ---------         -----------
      Cash, end of period                                        $ 379,336         $ 1,049,044
                                                                 =========         ===========
      Interest paid                                              $ 644,227         $   639,719
                                                                 =========         ===========
      Income tax paid                                            $    --           $      --
                                                                 =========         ===========


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

     Faire operating expenses as shown in the statement of operations includes all direct costs associated with the production of the Renaissance Faire, including cost of food, beverage and merchandise sold and other direct costs of the production. All other expenses related to operation of the faire are shown as operating expenses in the statement of operations.

     Advertising costs are expensed over the term of the faire to which the expense applies. Direct costs related to the setting up of the faires are capitalized as prepaid expenses and expensed during the period of the operation of the applicable faires.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e)  STOCK SPLIT

     Effective February 23, 1998, the Company effected a one for five reverse stock split. The financial statements were retroactively adjusted for the split.

     (f)  CONCENTRATIONS OF CREDIT RISKS

     Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 1999, the Company had approximately $850,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

(l)  BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses and has a net capital deficiency. Management is attempting to raise additional capital.

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

     During January, 1995 the Company sold in a public offering 1,035,000 units of its securities. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitles the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $5.25 per share through January 27, 2000. These warrants were changed based upon the forward two-for-one split effective October 17, 1996 and the reverse one-for-five stock split effective February 23, 1998, decreasing the number of warrants on a one-for-two and one-half basis and increasing the exercise price to $10.00 and $13.125

                                        RENAISSANCE ENTERTAINMENT CORPORATION

                                            NOTES TO FINANCIAL STATEMENTS
                                             December 31, 1999 and 1998

(2)  COMMON AND PREFERRED STOCK, CONTINUED

     per share respectively. These warrants were immediately exercisable. The warrants are redeemable by the Company at a price of $.05 per warrant upon 30 days' notice mailed within ten days after the closing bid price of the Company's common stock has equaled or exceeded 150% of the then current respective warrant exercise price for a period of 20 consecutive trading days. The holders of the warrants called for redemption are granted exercise rights until the close of business on the date preceding the date fixed for redemption.

     The Company incurred $646,056 of costs related to this offering. These offering costs were offset against the proceeds of the offering.

     During 1999, in connection with financing activities, the Company issued warrants for 75,000 shares at $.81 exercise price and 100,000 shares at $.30 per share exercise price. These warrants expire in 2005 and 2003, respectively.

     In addition, options of 275,000 were granted at an exercise price of $.53 per share.

(3)  NOTES PAYABLE

     Notes payable at December 31, 1999 are summarized as follows:

     Note payable to bank at 8.95%, monthly principal and
     interest payment currently of $15,396, increasing over
     the term of the loan through May, 2000, collateralized
     by land and improvements.                                        $  426,066

     Note payable to Mortgage lender, collateralized by all
     assets and prior perfected to all debt except note
     payable bank. Interest only payments payable at 13%
     from February 1, 2000 through June 1, 2000. Principal
     and interest payments from July 1, 2000 through
     November 1, 2000 in an amount equal to a five year
     amortization of the outstanding balance as of June 1,
     2000. Balance due in full on December 31, 2000.                     681,741

     Notes payable to equipment manufacturers collateralized
     by certain equipment, payable in monthly installments
     of principal and interest; final payments due in 2003,
     interest ranging from 9.776% to 22%.                                 58,343
                                                                      ----------
     Total                                                             1,166,150
     Less current portion                                                854,277
                                                                      ----------
     Long-term portion                                                $  311,873
                                                                      ==========


            RENAISSANCE ENTERTAINMENT CORPORATION

                NOTES TO FINANCIAL STATEMENTS
                 December 31, 1999 and 1998

(3)  NOTES PAYABLE, CONTINUED

     Principal payments due on notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

                  2000                                        $   854,277
                  2001                                            158,507
                  2002                                            145,349
                  2003                                              7,495
                  Thereafter                                          522
                                                              -----------
                                                              $ 1,166,150
                                                              ===========

(4)  LEASES

     The Company leases the New York Faire site with terms expiring through the year 2000. Annual lease payments on the New York Faire site are $323,075 for 1999 and $338,905 for 2000.

     Effective January 21, 1998, the Company entered into an operating lease at 275 Century Circle in Louisville, Colorado for office facilities. Initial monthly rental payments are $3,603 plus 27% of operating costs with annual increases tied to the CPI for a term of five years.

     Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

                 Year Ending
                 December 31,
                     2000         390,424
                     2001          43,236
                     2002          43,236
                                 --------
                    Total        $476,896
                                 ========

     Rent expense for the year ended December 31, 1999 and for the year ended December 31, 1998 totalled approximately $976,069 and $974,233 respectively. See Note 13 for subsequent event.

(5)  GOODWILL AND COVENANT NOT TO COMPETE

     The cost of the acquisition of the California Faire assets and business as described in Note 1 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(5)  GOODWILL AND COVENANT NOT TO COMPETE, CONTINUED

     carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of December 31, 1999 the Company's net carrying value for goodwill was $468,798 after amortization.

     In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are fully amortized at December 31, 1999.

(6)  INCOME TAXES

     As of December 31, 1999, there are no current or deferred income taxes payable. As of December 31, 1999, the Company has total deferred tax assets of approximately $1,360,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,360,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1999.

     The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $6,600,000 which may be applied against future taxable income, expiring in various years through 2019. The available net operating loss carryforwards may be reduced if there is a 50% or more change in ownership.

(7)  PROPERTY AND EQUIPMENT

     Land                                            $ 2,585,283
     Buildings and Improvements                        1,558,770
     Office Furniture and Equipment                      482,091
     Costumes, Props and Other Assets                  2,032,220
                                                     -----------
              Sub-total                                6,658,364
     Less Accumulated Depreciation                    (2,364,201)
                                                     -----------
              Total                                  $ 4,294,163
                                                     ===========


                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(8)  WARRANTS AND OPTIONS

     At December 31, 1999, the Company had 1,116,133 warrants and options outstanding with expiration dates through 2005. The following is a summary of the options and warrants outstanding at December 31, 1999:

        Number     Exercise Price        Expiration Date
        ------     --------------        ---------------
        13,200        Market             January, 2000
       120,000        $  .62             October, 2000
        40,000        $ 1.25             October, 2000
         7,000        $1.125             June, 2001
        99,600        $ 1.51             March, 2003
       174,500        $  .31             November, 2003
       131,833        $  .81             June, 2003
       375,000        $  .53             March, 2004
        75,000        $  .81             December, 2005
        80,000        $  .81             June, 2005
     ---------
     1,116,133
     =========

     During the year ended December 31, 1998, 286,833 options were granted of which 74,500 have exercise prices of $.31 expiring in November, 2003 and 212,333 have exercise prices of $.81 expiring in June, 2003. During the year ended December 31, 1999, 275,000 options were granted which have exercise prices of $.53 expiring in March, 2004. The options granted during 1999 were principally granted to employees and directors of the Company. The exercise prices at the dates of grants approximated market value of the common stock. Therefore, no compensation expense was recorded in the financial statements related to the options since the estimated fair value would not be material.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(10) COMMITMENTS

     Effective December 16, 1994, the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. The Company has also granted an option to the consulting firm to allow the firm to acquire a minimum of 13,200 and a maximum of 26,400 shares of the Company's common stock at $8.13 per share with the increase depending on the results of the services performed by the consulting firm.

(11) SALE LEASE BACK TRANSACTION

     During November, 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a 20 year non-cancelable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 1999, the outstanding balance on the finance obligation was $3,987,116 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company is a minority interest investor in the Company which purchased this property.

     On December 17, 1999, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a one-time restructuring of rental payments. During the time period between December 1, 1999 and May 31, 2000 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time between June 1, 2000 through November 30, 2000, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment the company agreed to terminate the existing warrant dated November 12, 1997 and issue a new warrant. The original warrant provided for 153,333 shares at $5.00 per share and expires November, 2003. The new warrant grants 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The new warrant is on the same terms and conditions as contained in the orginal warrant.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

(12) WRITE-DOWN OF VIRGINIA SITE

     On October 27, 1999, the board of directors decided to discontinue operations at the Virginia site. Efforts are underway to list the property for sale. The 1999 financial statements include a loss of $2,121,334 related to the write-down of the property due to closure of the site. The Company also accrued closing expenses of $122,667 which have been included with other operating expenses. The property is pledged as collateral on a first and second mortgage totaling $1,107,807.

(13) SUBSEQUENT EVENTS

     The Company's leases for three of its four Faire sites have or will expire in 2000 or prior. To date no leases have been obtained to extend operations beyond 2000. Management is pursuing leases in each location. An unsuccessful lease negotiation in 1999 for Northern California resulted in a loss of $70,000 of a $100,000 deposit made in 1998.

     The Company authorized the issuance of in maximum aggregate of $1,000,000, 12% subordinated promissory notes due August 31, 2001 on units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $.30 per share. Interest is due and payable quarterly. Subscribers to these units are expected to be primarily related parties.