Form 10QSB
period 2000-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 2000-05-11
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
                           For the quarterly period ended March 31, 2000
                                                          ------------------
                                                 or
   [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
       Exchange act of 1934.
          For the transition period from_______________ to_____________

   Commission File Number               0-23782
                          ------------------------------------------------------

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

                              [ X ] Yes    [   ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 1999, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX
                                     -------
                                                                                           Page
                                                                                          Number
                                                                                         ---------
PART I.  FINANCIAL INFORMATION

         Item I.           Financial Statements

                           Review Report of Independent Certified Public Accountant            3

                           Balance Sheets as of March 31, 2000 (Unaudited)                     4
                                    and December 31, 1999

                           Statements of Operations for the Three Months
                                    Ended March 31, 2000 and 1999
                                    (Unaudited)                                                5

                           Statements of Cash Flows for the Three Months
                                    Ended March 31, 2000 and 1999
                                    (Unaudited)                                                6

                           Notes to Financial Statements                                       7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                       8
PART II. OTHER INFORMATION                                                                    12

                           ----------------------------------


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

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Renaissance Entertainment Corporation
Louisville, Colorado

We have reviewed the accompanying balance sheet of Renaissance Entertainment Corporation as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Renaissance Entertainment Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

                             Shumacher & Associates, Inc.
                             Certified Public Accountants
                             2525 Fifteenth Street, Suite 3H
                             Denver, Colorado 80211

May 8, 2000

                                           RENAISSANCE ENTERTAINMENT CORPORATION
                                                       BALANCE SHEETS
                                                           ASSETS

                                                                              March 31,              December 31,
                                                                                2000                     1999
                                                                          -----------------     --------------------
                                                                             (Unaudited)
Current Assets:
     Cash and equivalents                                                 $          455,793     $        1,049,044
     Accounts receivable (net)                                                        14,088                  4,951
     Inventory                                                                       201,493                201,493
     Prepaid expenses and other                                                      528,482                259,646
                                                                          ------------------     ------------------
       Total Current Assets                                                        1,199,856              1,515,134

     Property and equipment, net of accumulated depreciation                       4,222,619              4,294,163
     Goodwill                                                                        456,129                468,798
     Other assets                                                                    824,672                830,725
                                                                          ------------------     -------------------
TOTAL ASSETS                                                              $        6,703,276     $        7,108,820
                                                                          ==================     ==================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                $        1,705,900     $        1,720,610
     Notes payable, current portion                                                  843,726                854,277
     Unearned income                                                                 377,788                214,789
                                                                          ------------------     ------------------
       Total Current Liabilities                                                   2,927,414              2,789,676

     Lease obligation payable                                                      4,032,142              3,987,116
     Notes payable, net of current portion                                           618,338                311,873
     Other                                                                            40,275                 39,675
                                                                          ------------------     -------------------
       Total Liabilities                                                          7,618,169               7,128,340
                                                                          ------------------     -------------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 and
       2,144,889 shares issued and outstanding at March 31, 2000 and
       December 31, 1999, respectively                                                64,346                 64,346
     Additional paid-in capital                                                    9,430,827              9,430,827
     Accumulated earnings (deficit)                                              (10,410,066)            (9,514,693)
                                                                          ------------------     -------------------
       Total Stockholders' Equity                                                   (914,893)               (19,520)
                                                                          ------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        6,703,276     $        7,108,820
                                                                          ===================    ===================

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                        2000                        1999
REVENUE:
         Sales                                                         $  3,144                     $  4,321
         Faire operating costs                                               -0-                       1,260
                                                                ----------------            ----------------
           Gross Profit                                                   3,144                        3,061
                                                                ----------------            ----------------

OPERATING EXPENSES:
         Salaries                                                       338,244                      568,220
         Depreciation and amortization                                   87,204                      129,718
         Other operating expenses                                       376,843                      479,110
                                                                ----------------            ----------------
           Total Operating Expenses                                     802,291                    1,177,048
                                                                ----------------            ----------------

Net Operating (Loss) Income                                            (799,147)                  (1,173,987)
                                                                ----------------            ----------------

Other Income (Expenses):
         Interest income                                                 17,239                        8,820
         Interest (expense)                                            (131,780)                    (145,068)
         Other income (expense)                                          18,315                        8,455
                                                                ----------------            ----------------
           Total Other Income (Expenses)                                (96,226)                    (127,793)
                                                                ----------------            ----------------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                                           (895,373)                  (1,301,780)

(Provision) Credit for Income Taxes                                          --                           --
                                                                ----------------            ----------------

Net Income (Loss) to Common Stockholders                             $ (895,373)                 $(1,301,780)
                                                                                                 ===========

Net Income (Loss) per Common Share                                   $    (0.42)                 $     (0.62)
                                                                ================               ==============
Weighted Average Number of Common Shares Outstanding
                                                                      2,144,889                    2,140,644
                                                                ================               ==============

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                --------------------------------------
                                                                                    2000                       1999
                                                                                  ---------                 ----------
   Cash Flows from Operating Activities:
      Net income (Loss)                                                          $ (895,373)                $(1,301,780)
                                                                                 -----------                ------------
      Adjustments to reconcile net income (Loss)
       to net cash provided by operating
       activities:
          Depreciation and amortization                                              87,204                     129,718
          Gain (loss) on disposal of assets                                               0                         659
          (Increase) decrease in:
            Accounts Receivable                                                      (9,137)                     (6,094)
            Inventory                                                                     0                           0
            Prepaid expenses and other                                             (264,107)                   (423,831)
          Increase (decrease) in:
            Accounts payable and accrued expenses                                   (14,710)                    454,906
            Unearned revenue and other                                              163,599                     262,114
                                                                                 -----------                ------------
              Total adjustments                                                     (37,151)                    417,472
                                                                                 -----------                ------------
   Net Cash Provided by Operating
     Activities                                                                    (932,524)                   (884,308)
                                                                                 -----------                ------------

   Cash Flows from Investing Activities:

      Acquisition of property and equipment                                          (1,664)                    (95,315)
                                                                                 -----------                ------------
   Net Cash (Used in) Investing Activities                                           (1,664)                    (95,315)
                                                                                 -----------                ------------

   Cash Flows from Financing Activities:
      Common stock issued and additional
        paid-in capital                                                                   0                       2,500
      Proceeds from notes payable                                                   350,000                     951,746
      Principal payments on notes payable                                            (9,063)                    (31,491)
                                                                                 -----------                ------------
   Net Cash Provided by Financing Activities                                        340,937                     922,755
                                                                                 -----------                ------------

   Net Increase (Decrease) in Cash                                                 (593,251)                    (56,868)
   Cash, beginning of period                                                      1,049,044                     379,336
                                                                                 -----------                ------------
   Cash, end of period                                                            $ 455,793                    $322,468
                                                                                 ===========                ============
   Interest paid                                                                  $ 131,780                    $145,068
                                                                                 ===========                ============

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

1.       UNAUDITED STATEMENTS

         The balance sheet as of March 31, 2000, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2000 and for all periods presented, have been made.

         These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

2.       CALCULATION OF EARNINGS (LOSS) PER SHARE

         The earnings (loss) per share is calculated by dividing the net income
         (loss) to common stockholders by the weighted average number of common shares outstanding.

3.       SHORT-TERM NOTES; SUBSEQUENT EVENT

         During the first three months of fiscal 2000, the Company raised capital in the amount of $350,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001.

4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses and has a net capital deficiency. Management is attempting to raise additional capital.

         In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening. The 250 acres of land on which the Faire was located was purchased by the Company in July of 1995 for $925,000. Efforts are underway to sell the property.

The Company has a lease for the 2000 and 2001 Faire seasons to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2000 Faire season to operate the Southern California Faire in Devore. The Company is presently negotiating a lease for the 2000 season for the Northern California Faire to be held at the same location used in 1999, near Vacaville. To date the lease for the Northern California Faire has not been executed and there can he no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2000 operating season. It is critical to the financial condition of the Company, that it obtain long-term leases for its Northern and Southern California Faires and its New York Faire.

The Company had a working capital deficit of ($1,727,558) as of March 31, 2000. During the first three months of fiscal 2000, the Company raised capital in the amount of $350,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the Company's Faire locations continue throughout the year, as do corporate expenses.

Operating expenses decreased $374,757 or 32%, from $1,177,048 in 1999 to $802,291 in 2000. Salary and wage expense decreased $229,976 or 40% from $568,220 in 1999 to $338,244 in 2000. Of the decrease in salary and wage expense, approximately $89,734 or 39% is associated with the closure of the Virginia Renaissance Faire. Other operating expenses decreased $102,267 or 21% from $479,110 in 1999 to $376,843 in 2000. Of the decrease in other operating expenses approximately $47,524 or 46% is associated with the closure of the Virginia Faire. The remaining decrease in the expense categories is explained in the implementation, by management, of various cost savings programs in the year 2000 that target expense reductions in all areas of operations. Some of these cost savings were concentrated in the first quarter of 2000, such as expenses associated with the layoff of personnel and the restructuring of certain full-time jobs to a seasonal status.

Depreciation and amortization expense decreased $42,514 or 33% from $129,718 in 1999 to $87,204 in 2000. This decrease is largely the result of the closure of the Virginia Faire. During the first quarter of 1999, depreciation expense attributable to the Virginia Faire was $45,000.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased $374,840 or 32% from a loss of ($1,173,987) for the 1999 period to a loss of ($799,147) for the 2000 period.

Interest income increased $8,419 from $8,820 in 1999 to $17,239 in 2000. Interest expense decreased $13,288 from $145,068 in 1999 to $131,780 in 2000. Other income increased $9,860 from $8,455 in 1999 to $18,315 in 2000.

Net loss to common stockholders decreased $406,407 or 31%, from a loss of ($1,301,780) for the 1999 period, to a loss of ($895,373) for the 2000 period. Finally, net (loss) per common share decreased from a loss of ($.62) for the 1999 period to a loss of ($.42) for the 2000 period, based on 2,140,644 weighted average shares outstanding during the 1999 period, and 2,144,889 weighted average shares outstanding during the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during the quarter ended March 31, 1999, from ($1,274,542) at December 31, 1999 to ($1,727,558) at March 31, 2000.
The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first three months of fiscal 2000, the Company raised capital in the amount of $350,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000. This loan provides for interest at 13% per annum. Payments of principal and interest, approximately $11,500 each month, are due January and July through

November 2000. Interest in the amount of $7,262 each month is payable from February through June 2000. This final payment on the loan is approximately $627,573 and is due December 31, 2000.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2000, it believes it must obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, decreased from $1,515,134 at December 31, 1999 to $1,199,856 at March 31, 2000, a decrease of $315,278 or
21%. Of these amounts, cash and cash equivalents decreased from $1,049,044 at December 31, 1999 to $455,793 at March 31, 2000. Accounts receivable increased from $4,951 at December 31, 1999 to $14,088 at March 31, 2000. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $259,646 at December 31, 1999 to $528,482 at March 31, 2000.
These costs are expensed once the Faires are operating.

Current liabilities increased from $2,789,676 at December 31, 1999, to $2,927,414 at March 31, 2000, an increase of $137,738 or 5%. During the quarter, accounts payable and accrued expenses decreased $14,710 or 1%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $214,789 at December 31, 1999 to $377,788 at March 31, 2000. The revenue is recognized once the Faires are operating. The Company's increased indebtedness during the quarter is attributable to the aforementioned $350,000 in long-term financing raised during the first three months of 2000. This debt was incurred to cover the Company's operating expenses prior to the opening of the 2000 Faire season.

Stockholders' Equity decreased from ($19,520) at December 31, 1999 to ($914,893) at March 31, 2000, a decrease of $895,373. This decrease is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 1999 and the first three months of fiscal 2000 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 2000.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

         RECENT LOSSES. The Company has incurred operating losses since fiscal 1995. In addition, the Company incurred a ($895,373) loss for the quarter ended March 31, 2000. There is no assurance that the Company will return to profitability in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,727,558) as of March 31, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 2000, it may need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one-year lease. The Company is presently negotiating a lease for the 2000 season at the same location. To date a lease has not been executed and there can he no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2000 operating season. The Company is seeking a long-term lease agreement that would provide expense savings, by allowing the Faire structures to remain in place year-round, and provide the opportunity for additional income-generating events other than the Renaissance Faire. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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



                           PART II. OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  None.

Item 2.           CHANGES IN SECURITIES

                  See Note 13 of the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of 12% subordinated notes consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No underwriters were involved in the issuance of these securities.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  The Company was not required to file a report on Form 8-K during the quarter ended March 31, 2000.

                  Exhibit 10.19 Form of Subordinated Subscription and Purchase Agreement for 2000, including A Note and Convertible B Note.
                  Exhibit 27.    Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RENAISSANCE ENTERTAINMENT CORPORATION


Dated:     May 10, 2000               /s/ Charles S. Leavell
       --------------------          -----------------------------------------
                                     Charles S. Leavell, Chief Executive and
                                       Chief Financial Officer

                                     /s/ Sue E. Brophy
                                     -----------------------------------------
                                     Sue E. Brophy, Chief Accounting Officer