Form 10QSB
period 2000-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 2000-08-18
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       or
 [  ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
                For the transition period from _______ to _______

                         Commission File Number     0-23782
                                               ---------------------------------

                     RENAISSANCE ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                84-1094630
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization                    Identification No.)


            275 Century Circle, Suite 102, Louisville, Colorado        80027
            --------------------------------------------------------------------
               (Address of principal executive offices)              (Zip Code)

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

                                       [ X ] Yes    [   ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 21, 2000, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

PART I.           FINANCIAL INFORMATION
         Item I.           Financial Statements

                           Review Report of Independent Certified Public Accountant                         3

                           Balance Sheets as of June 30, 2000 (Unaudited)
                                    and December 31, 1999                                                   4

                           Statements of Operations for the Three Months
                                    Ended June 30, 2000 and 1999
                                    (Unaudited)                                                             5

                           Statements of Operations for the Six Months
                                    Ended June 30, 2000 and 1999
                                    (Unaudited)                                                             6

                           Statements of Cash Flows for the Six Months
                                    Ended June 30, 2000 and 1999
                                    (Unaudited)                                                             7

                           Notes to Financial Statements                                                    8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                    9

PART II.  OTHER INFORMATION                                                                                16

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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Renaissance Entertainment Corporation
Louisville, Colorado

We have reviewed the accompanying balance sheet of Renaissance Entertainment Corporation as of June 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Renaissance Entertainment Corporation.

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



                               Schumacher & Associates, Inc.
                               Certified Public Accountants
                               2525 Fifteenth Street, Suite 3H
                               Denver, Colorado 80211
August 11, 2000

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                                     ASSETS

                                                                                June 30,               December 31,
                                                                                  2000                      1999
                                                                          ------------------     ------------------
                                                                              (Unaudited)
Current Assets:
     Cash and equivalents                                                 $          366,500     $        1,049,044
     Accounts receivable (net)                                                        30,415                  4,951
     Notes  receivable, current portion                                               12,877                      0
     Inventory                                                                       256,414                201,493
     Prepaid expenses and other                                                    1,010,295                259,646
                                                                          ------------------     ------------------
       Total Current Assets                                                        1,676,501              1,515,134

     Property and equipment, net of accumulated depreciation                       4,327,661              4,294,163
     Note receivable, net of current portion                                         137,123                      0
     Goodwill                                                                        443,460                468,798
     Other assets                                                                    830,679                830,725
                                                                          -------------------    -------------------
TOTAL ASSETS                                                              $        7,415,424     $        7,108,820
                                                                          ===================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                $        1,625,574     $         1,720,610
     Notes payable, current portion                                                  847,455                 854,277
     Unearned income                                                                 407,546                 214,789
                                                                          --------------------   -------------------
       Total Current Liabilities                                                   2,880,575               2,789,676

     Lease obligation payable                                                      4,049,633               3,987,116
     Notes payable, net of current portion                                           816,964                 311,873
     Other                                                                           293,046                  39,675
                                                                          --------------------   -------------------
       Total Liabilities                                                           8,040,218               7,128,340
                                                                          -------------------    -------------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 and 2,144,889 shares issued and outstanding at June 30, 2000 and
       December 31, 1999, respectively                                                64,346                  64,346
     Additional paid-in capital                                                    9,430,827               9,430,827
     Accumulated earnings (deficit)                                              (10,119,967)             (9,514,693)
                                                                          -------------------    -------------------
       Total Stockholders' Equity                                                   (624,794)                (19,520)
                                                                          --------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        7,415,424     $         7,108,820
                                                                          ====================   ===================

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     June 30
                                                                ---------------------------------------------------
                                                                        2000                        1999
                                                                ----------------------     ------------------------
REVENUE:
         Sales                                                  $     3,851,416            $       5,328,091
         Faire operating costs                                        1,219,334                    1,862,105
                                                                ----------------------     ------------------------
           Gross Profit                                               2,632,082                    3,465,986
                                                                ----------------------     ------------------------

OPERATING EXPENSES:
         Salaries                                                       975,816                    1,447,214
         Depreciation and amortization                                   87,581                      129,923
         Advertising                                                    392,333                      662,910
         Other operating expenses                                       582,590                      814,823
                                                                ----------------------     ------------------------
           Total Operating Expenses                                   2,038,320                    3,054,870
                                                                ----------------------     ------------------------

Net Operating (Loss) Income                                             593,762                      411,116
                                                                ----------------------     ------------------------

Other Income (Expenses):
         Interest income                                                 14,204                       13,524
         Interest (expense)                                            (165,766)                    (171,934)
         Other income (expense)                                        (152,103)                      24,198
                                                                ----------------------     ------------------------
           Total Other Income (Expenses)                               (303,665)                    (134,212)
                                                                ----------------------     ------------------------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                                            290,097                      276,904


(Provision) Credit for Income Taxes                                         --                           --
                                                                ----------------------     ------------------------

Net Income (Loss) to Common Stockholders                        $       290,097            $         276,904
                                                                ======================     ========================

Net Income (Loss) per Common Share                              $           .14            $             .13
                                                                ======================     ========================

Weighted Average Number of Common Shares Outstanding                  2,144,889                    2,144,895
                                                                ======================     ========================



The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                ---------------------------------------------------
                                                                        2000                        1999
                                                                ----------------------     ------------------------
REVENUE:
         Sales                                                       $3,854,560                   $5,332,412
         Faire operating costs                                        1,219,334                    1,863,365
                                                                ----------------------     ------------------------
           Gross Profit                                               2,635,226                    3,469,047
                                                                ----------------------     ------------------------

OPERATING EXPENSES:
         Salaries                                                     1,314,060                    2,015,434
         Depreciation and amortization                                  174,785                      259,641
         Advertising                                                    392,333                      662,910
         Other operating expenses                                       959,432                    1,293,933
                                                                ----------------------     ------------------------
           Total Operating Expenses                                   2,840,610                    4,231,918
                                                                ----------------------     ------------------------

Net Operating (Loss) Income                                            (205,384)                    (762,871)
                                                                ----------------------     ------------------------

Other Income (Expenses):
         Interest income                                                 31,443                       22,344
         Interest (expense)                                            (297,545)                    (317,001)
         Other income (expense)                                        (133,788)                      32,653
                                                                ----------------------     ------------------------
           Total Other Income (Expenses)                               (399,890)                    (262,004)
                                                                ----------------------     ------------------------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                                           (605,274)                  (1,024,875)


(Provision) Credit for Income Taxes                                          --                           --
                                                                ----------------------     ------------------------

Net Income (Loss) to Common Stockholders'                            $ (605,274)                 $(1,024,875)
                                                                ======================     ========================

Net Income (Loss) per Common Share                                   $     (.28)                 $      (.48)
                                                                ======================     ========================


Weighted Average Number of Common Shares Outstanding                  2,144,889                    2,143,542
                                                                ======================     ========================



The accompanying notes are an integral part of the financial statements

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            Six Months ended
                                                                                                 June 30
                                                                                 ---------------------------------------
                                                                                    2000                       1999
                                                                                 -----------                ------------
   Cash Flows from Operating Activities:
      Net income (Loss)                                                          $ (605,274)                $(1,024,875)
                                                                                 -----------                ------------
      Adjustments to reconcile net income (Loss)
       to net cash provided by operating
       activities:
          Depreciation and amortization                                             174,785                     259,641
          Gain (loss) on disposal of assets                                               0                       2,141
          (Increase) decrease in:
            Accounts Receivable                                                     (25,464)                     (8,262)
            Notes Receivable                                                       (150,000)                          0
            Inventory                                                               (54,921)                   (156,203)
            Prepaid expenses and other                                             (753,250)                   (637,266)
          Increase (decrease) in:
            Accounts payable and accrued expenses                                   (95,034)                  1,021,086
            Unearned revenue and other                                              446,128                     411,244
                                                                                 -----------                ------------
              Total adjustments                                                    (457,756)                    892,381
                                                                                 -----------                ------------
   Net Cash Provided by Operating
     Activities                                                                  (1,063,030)                   (132,494)
                                                                                 -----------                ------------
   Cash Flows from Investing Activities:
      Acquisition of property and equipment                                        (180,302)                   (297,862)
                                                                                 -----------                ------------
   Net Cash (Used in) Investing Activities                                         (180,302)                   (297,862)
                                                                                 -----------                ------------

   Cash Flows from Financing Activities:
      Common stock issued and additional
        paid-in capital                                                                   0                       2,500
      Proceeds from notes payable                                                   597,832                   1,015,571
      Principal payments on notes payable                                           (37,044)                    (62,189)
                                                                                 -----------                ------------
   Net Cash Provided by Financing Activities                                        560,788                     955,882
                                                                                 -----------                ------------

   Net Increase (Decrease) in Cash                                                 (682,544)                    525,526
   Cash, beginning of period                                                      1,049,044                     379,336
                                                                                 -----------                ------------
   Cash, end of period                                                           $  366,500                 $   904,862
                                                                                 ===========                ============
   Interest paid                                                                 $  297,545                 $   317,001
                                                                                 ===========                ============



The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

1.       UNAUDITED STATEMENTS

         The balance sheet as of June 30, 2000, the statements of operations for the three month and six month periods ended June 30, 2000 and 1999 and the statements of cash flows for the six month periods end June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2000 and for all periods presented, have been made.

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

3.       SHORT-TERM NOTES; SUBSEQUENT EVENT

         During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), Member of the Board of Directors, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal amounts, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening. Efforts are underway to sell the 250 acres of land on which the Faire is located.

On April 6, 2000 the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed it's interest in certain assets previously used by the Bristol Faire in its food operation. As part of this agreement, Willows Fare, LLC was granted a seven year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest begin August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

The Company has a lease for the 2000 and 2001 Faire seasons to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2000 Faire season to operate the Northern California Faire at the same location used in 1999, near Vacaville. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. It is critical to the financial condition of the Company, that it obtain long-term leases for its Northern California and New York Faires.

The Company had a working capital deficit of ($1,204,074) as of June 30, 2000. During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), Member of the Board of Directors, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal amounts, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001. See "LIQUIDITY AND CAPITAL RESOURCES."



RESULTS OF OPERATIONS

On June 30, 2000, the Company's Southern California Renaissance Faire had completed it's 2000 season and the Bristol Renaissance Faire had completed one weekend of operation. At June 30, 1999 the Company's Southern California and Virginia Renaissance Faire had completed their 1999 seasons and the Bristol Renaissance Faire had completed one weekend of operation. The effect of the closure of the Virginia Faire will be disclosed as each line item on the income statement is discussed.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues decreased $1,476,675 or 28% from $5,328,091 in 1999 to $3,851,416 in
2000. This decrease is largely attributable to the closure of the Company's Virginia Faire, which contributed revenue in the amount of $1,082,596 in the second quarter of 1999. The balance of the decrease, approximately $400,000, is largely associated with the Company's Southern California Faire, which experienced a decrease in gross attendance for the 2000 operating season of 17%. It is believed, the decreased attendance for this Faire is the result of extremely hot weather through the eight week run of the event.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,016,550 or 33%, from $3,054,870 in 1999 to $2,038,320 in 2000. Of the decrease, approximately $550,000 is attributable to the closure of the Company's Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

Of the operating expenses, salaries decreased 33%, from $1,447,214 in 1999 to 975,816 in 2000 reflecting a $471,398 decrease for the 2000 period as compared to the 1999 period. Of this decrease, $268,076 is associated with the closure of the Company's Virginia Faire. The balance of the change is the result of decreased personnel expense for the Company.

Advertising expense showed a decrease of $270,577 or 41%, from $662,910 in 1999 to $392,333 in 2000. Of the decrease, $169,474 is associated with the closure of the Company's Virginia Faire. The balance of the decrease is the result of the Company's utilization of alternative, less expensive forms of marketing.

Depreciation and amortization decreased 33%, from $129,923 in 1999 to $87,581 in 2000. This decrease is primarily the result of the Company's closure of the Virginia Faire and the associated write-down of these assets in 1999. As a result, the Company's fixed asset base decreased and overall depreciation expense has decreased.

Other operating expenses (all other general and administrative expenses of the Company) decreased $232,233 or 29%, from $814,823 in 1999 to $582,590 in 2000.
Of the decrease, $70,059 is associated with the closure of the Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

As a result of the foregoing, net operating income (before interest charges and other income) increased 44% from $411,116 for the 1999 period to $593,762 for the 2000 period. The closure of the Virginia Faire does not have a significant impact on the comparability of net operating income for the three months ended June 30, 1999 and 2000. The Virginia Faire's net operating income for the three-month period in 1999 was $33,564.

A 4% decrease in interest expense from $171,934 in 1999 to $165,766 in 2000 resulted from the Company's ability to raise less expensive capital.

Other expense increased $176,301, from income of $24,198 in 1999 to expense of ($152,103) in 2000. In 1999, as a result of the closure of the Virginia Faire, the Company recorded an allowance for discontinued operations during the fourth quarter. This allowance was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense.

Combining net operating income with other income/expense resulted in a $13,193 increase in net income before taxes, from income of $276,904 for the 1999 period to an income of $290,097 for the 2000 period.

Net income to common stockholders also increased $13,193, from $276,904 for the 1999 period to $290,097 for the 2000 period. Finally, net income per common share increased from $.13 for the 1999 period to $.14 for the 2000 period, based on 2,144,895 weighted average shares outstanding during the 1999 period and 2,144,889 weighted average shares outstanding during the 2000 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues decreased $1,477,852 or 28% from $5,332,412 in 1999 to $3,854,560 in
2000. This decrease is largely attributable to the closure of the Company's Virginia Faire, which contributed revenue in the amount of $1,124,174 in the first two quarters of 1999. The balance of the decrease, approximately $350,000, is largely associated with the Company's Southern California Faire, which experienced a decrease in gross attendance for the 2000 operating season of 17%. It is believed, that the decreased attendance for this Faire is the result of extremely hot weather through the eight week run of the event.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,391,308 or 33%, from $4,231,918 in 1999 to $2,840,610 in 2000. Of the decrease, approximately $781,105 is attributable to the closure of the Company's Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

Of the operating expenses, salaries decreased 35%, from $2,015,434 in 1999 to 1,314,060 in 2000 reflecting a $701,374 decrease for the 2000 period as compared to the 1999 period. Of this decrease, $363,604 is associated with the closure of the Company's Virginia Faire. The balance of the change is the result of decreased personnel expense for the Company.

Advertising expense showed a decrease of $270,577 or 41%, from $662,910 in 1999 to $392,333 in 2000. Of the decrease, $208,647 is associated with the closure of the Company's Virginia Faire. The balance of the decrease is the result of the Company's utilization of alternative, less expensive forms of marketing.

Depreciation and amortization decreased 33%, from $259,641 in 1999 to $174,785 in 2000. This decrease is primarily the result of the Company's closure of the Virginia Faire and the associated write-down of these assets in 1999. As a result, the Company's fixed asset base decreased and overall depreciation expense has decreased.

Other operating expenses (all other general and administrative expenses of the Company) decreased $334,501 or 26%, from $1,293,933 in 1999 to $959,432 in 2000.
Of the decrease, $118,591 is associated with the closure of the Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased 73% from ($762,871) for the 1999 period to ($205,384) for the 2000 period. The Virginia Faire's net operating loss for the six-month period in 1999 was ($178,963).

A 6% decrease in interest expense from $317,001 in 1999 to $297,545 in 2000 resulted from the Company's ability to raise less expensive capital.

Other expense increased $166,441, from income of $32,653 in 1999 to expense of ($133,788) in 2000. In 1999, as a result of the closure of the Virginia Faire, the Company recorded an allowance for discontinued operations in the fourth quarter. This allowance was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense.

Combining net operating loss with other income/expense resulted in a $419,601 decrease in net loss before taxes, from loss of ($1,024,875) for the 1999 period to an loss of ($605,274) for the 2000 period.

Net loss to common stockholders also decreased $419,601 from ($1,024,875) for the 1999 period to ($605,274) for the 2000 period. Finally, net loss per common share decreased from ($.48) for the 1999 period to ($.28) for the 2000 period, based on 2,143,542 weighted average shares outstanding during the 1999 period and 2,144,889 weighted average shares outstanding during the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit narrowed during the quarter ended June 30, 2000, from ($1,274,542) at December 31, 1999 to ($1,204,074) at June 30, 2000.
The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), Member of the Board of Directors, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan is $750,000. This loan provides for interest at 13% per annum. Payments of principal and interest, approximately $11,500 each month, are due January and July through November 2000. Interest in the amount of $7,262 each month is payable from February through June 2000. The final payment on the loan is approximately $627,573 and is due December 31, 2000.

The Company believes it has adequate capital to fund anticipated operations for fiscal 2000. If the Company's operations, for the balance of fiscal 2000 meet or exceed plan, it will have sufficient funds to pay the second mortgage on the Virginia property. However, it will likely need upwards of $500,000 to fund operations prior to the opening of the 2001 Faire season.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $1,515,134 at December 31, 1999 to $1,676,501 at June 30, 2000, an increase of $161,367 or
11%. Of these amounts, cash and cash equivalents decreased from $1,049,044 at December 31, 1999 to $366,500 at June 30, 2000. Accounts receivable increased from $4,951 at December 31, 1999 to $30,415 at June 30, 2000. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $259,646 at December 31, 1999 to $1,010,295 at June 30, 2000. These costs are expensed once the Faires are operating.

Current liabilities increased from $2,789,676 at December 31, 1999, to $2,880,575 at June 30, 2000, an increase of $90,899 or 3%. During the quarter, accounts payable and accrued expenses decreased $95,036 or 6%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $214,789 at December 31, 1999 to $407,546 at June 30, 2000. The revenue is recognized once the Faires are operating. The Company's increased indebtedness during the quarter is attributable to the aforementioned $575,000 in long-term financing raised during the first six months of 2000. This debt was incurred to cover the Company's operating expenses prior to the opening of the 2000 Faire season.

Stockholders' Equity decreased from ($19,520) at December 31, 1999 to ($624,794) at June 30, 2000, a decrease of $605,274. This decrease is due to the net loss incurred during the first quarter.

The Company has no significant commitment for capital expenses during the fiscal year ending December 31, 2000.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

              RECENT LOSSES. The Company has incurred operating losses since fiscal 1995. In addition, the Company incurred a ($605,274) loss for the six-months ended June 30, 2000. There is no assurance that the Company will return to profitability in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,204,074) as of June 30, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." While the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 2000, it may need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one-year lease. The Company has negotiated an additional one-year lease for 2000 to operate the Faire at the same location, the Nut Tree Farm. The Company is seeking a long-term lease agreement at a location that would provide expense savings by allowing the Faire structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

         POSSIBLE RELOCATION OF NEW YORK FAIRE. The Company has a lease for the 2000 and 2001 Faire seasons to operate the New York Faire in Sterling Forest. The Company is negotiating with the owner of the Sterling Forest property and investigating other possible locations for the New York Faire. However, there can be no assurance that the Company will be successful in securing a site for the New York Faire for the 2002 season, or that such arrangements will be on terms acceptable to the Company. Should the Company be unable to operate a New York Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         LACK OF TRADEMARK PROTECTION. Because of the large number of existing Renaissance Faires, the Company is not able to rely upon trademark or service mark protection for the name "Renaissance Faire." As a result, there is no protection against others using the name "Renaissance Faire" for the production of entertainment events similar to those produced by the Company. The Company's Faires could be negatively impacted by association with substandard productions.

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

         SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months of spring, summer and early fall. Unless the Company acquires or develops additional Faire sites in areas which are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ending September 30th of each year.

         DEPENDENCE UPON WEATHER. Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period and are determined substantially in advance in order to facilitate advertising and other promotional efforts. The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions. Each of the Company's Faires are open rain or shine. Poor weather, or even the forecast of poor weather can result in substantial declines in attendance and, as a result, loss of revenues. Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire's infrastructure and buildings, as well as injuries to patrons and employees. Risks associated with the weather are beyond anyone's control, but have a direct and material impact upon the relative success or failure of a given Faire.

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

         FAIRE SITES. The Company currently has long-term leases, for the Southern California and Bristol Faire sites. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

                           PART II. OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  None.

Item 2.           CHANGES IN SECURITIES

                  See Note 13 of the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding issuance of 12% subordinated notes consisting of two promissory notes of equal principal amounts, identical in nature except that one note is convertible to common stock. These securities were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act. No investment banking firms were involved in the issuance of these securities.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  The Company was not required to file a report on Form 8-K during the six-months ended June 30, 2000.

                  Exhibit 10.20 Lease dated June 27, 2000 by and between San Bernardino County
                                             Community and Cultural Resources
                                             Department and the Company.

                  Exhibit 10.21 Amendment dated February 15, 2000 to Lease with TKG Nut Tree, LLC.

                  Exhibit 10.22 Asset Purchase Agreement dated April 6, 2000 between Willows Fare, LLC and the Company.

                  Exhibit 27.                Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RENAISSANCE ENTERTAINMENT CORPORATION



Dated:     August 21, 2000                        /s/ Charles S. Leavell
        -------------------              ----------------------------------
                                                 Chief Financial Officer


                                                  /s/ Sue E. Brophy
                                         ---------------------------------------
                                         Sue E. Brophy, Chief Accounting Officer