Form 10QSB
period 2000-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 2000-11-16
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                For the quarterly period ended September 30, 2000

                                or

    [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
                              Exchange act of 1934.

              For the transition period from _________ to _________


                         Commission File Number 0-23782


                      RENAISSANCE ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                     84-1094630
     -------------------------------                    --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization                     Identification No.)


            275 Century Circle, Suite 102, Louisville, Colorado 80027
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (303) 664-0300

              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              -----------------------------------------------------
                                (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X] Yes    [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2000, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I.   FINANCIAL INFORMATION

     Item I.  Financial Statements

              Balance Sheets as of September 30, 2000 (Unaudited)
                    and December 31, 1999                                        3

              Statements of Operations for the Three Months
                    Ended September 30, 2000 and 1999 (Unaudited)                4

              Statements of Operations for the Nine Months
                    Ended September 30, 2000 and 1999 (Unaudited)                5

              Statements of Cash Flows for the Nine Months
                    Ended September 30, 2000 and 1999 (Unaudited)                6

              Notes to Financial Statements                                      7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                      8

PART II.  OTHER INFORMATION                                                     16


                        --------------------------------

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

RENAISSANCE ENTERTAINMENT CORPORATION
BALANCE SHEETS

                                                                        SEPTEMBER 30,     DECEMBER 31,
                               ASSETS                                       2000             1999
                                                                        -----------       -----------
CURRENT ASSETS:
           Cash and equivalents                                         $ 1,760,144       $ 1,049,044
           Accounts receivable (net)                                        118,667             4,951
           Note receivable, current portion                                  15,731                 0
           Inventory                                                        202,672           201,493
           Prepaid expenses and other                                     1,052,545           259,646
                                                                        -----------       -----------
                TOTAL CURRENT ASSETS                                      3,149,759         1,515,134

           Property and equipment, net of accumulated depreciation        4,267,388         4,294,163
           Note receivable, long-term portion                               132,862                 0
           Goodwill                                                         430,791           468,798
           Other assets                                                     905,060           830,725
                                                                        -----------       -----------
TOTAL ASSETS                                                            $ 8,885,860       $ 7,108,820
                                                                        ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
           Accounts payable and accrued expenses                        $ 1,446,356       $ 1,720,610
           Notes payable, current portion                                 1,396,499           854,277
           Unearned income                                                  290,788           214,789
                                                                        -----------       -----------
                TOTAL CURRENT LIABILITIES                                 3,133,643         2,789,676

           Lease obligation payable                                       4,014,083         3,987,116
           Note payable, net of current portion                             193,261           311,873
           Other                                                            244,840            39,675
                                                                        -----------       -----------
                TOTAL LIABILITIES                                         7,585,827         7,128,340

STOCKHOLDERS' EQUITY:
           Common stock, $.03 par value, 50,000,000 shares
              authorized, 2,144,889 and 2,144,889 shares
              issued and outstanding at September 30, 2000
              and December 31, 1999 respectively                             64,346            64,346
           Additional paid-in capital                                     9,430,827         9,430,827
           Accumulated earnings (deficit)                                (8,195,140)       (9,514,693)
                                                                        -----------       -----------
                 TOTAL STOCKHOLDERS' EQUITY                               1,300,033           (19,520)
                                                                        -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 8,885,860       $ 7,108,820
                                                                        ===========       ===========


    The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS (Unaudited)

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                              -----------------------------
                                                 2000               1999
                                              -----------       -----------
REVENUE:
         Sales                                $ 7,083,007       $ 7,232,739
         Faire operating costs                  1,787,769         2,224,208
                                              -----------       -----------
              Gross Profit                      5,295,238         5,008,531
                                              -----------       -----------
OPERATING EXPENSES:
         Salaries                               1,191,446         1,543,476
         Depreciation and amortization             93,676           139,157
         Advertising                              796,491           812,347
         Other operating expenses               1,175,722         1,226,490
                                              -----------       -----------
              Total Operating Expenses          3,257,335         3,721,470
                                              -----------       -----------
Net Operating (Loss) Income                     2,037,903         1,287,061
                                              -----------       -----------
Other Income (Expenses):
         Interest income                           28,700            16,441
         Interest (expense)                      (161,255)         (151,382)
         Other income(expense)                     19,482            41,613
                                              -----------       -----------
              Total Other                        (113,073)          (93,328)
                                              -----------       -----------
Net Income (Loss) before (Provision)            1,924,830         1,193,733
   Credit for Income Taxes

(Provision) Credit for Income Taxes                  --                --
                                              -----------       -----------
NET INCOME (LOSS) TO COMMON STOCKHOLDERS      $ 1,924,830       $ 1,193,733
                                              ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE            $      0.90       $      0.56
                                              ===========       ===========
Weighted Average Number of Common Shares
    Outstanding                                 2,144,889         2,144,889
                                              ===========       ===========

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION
STATEMENT OF OPERATIONS (Unaudited)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                              -------------------------------
                                                 2000                1999
                                              ------------       ------------
REVENUE:
         Sales                                $ 10,937,567       $ 12,565,151
         Faire operating costs                   3,007,103          4,087,573
                                              ------------       ------------
              Gross Profit                       7,930,464          8,477,578
                                              ------------       ------------
OPERATING EXPENSES:
         Salaries                                2,505,506          3,558,910
         Depreciation and amortization             268,461            398,798
         Advertising                             1,188,825          1,475,257
         Other operating expenses                2,135,154          2,520,423
                                              ------------       ------------
              Total Operating Expenses           6,097,946          7,953,388
                                              ------------       ------------
Net Operating (Loss) Income                      1,832,518            524,190
                                              ------------       ------------
Other Income (Expenses):
         Interest income                            60,143             38,784
         Interest (expense)                       (458,801)          (468,383)
         Other income(expense)                    (114,307)            74,266
                                              ------------       ------------
              Total Other                         (512,965)          (355,333)
                                              ------------       ------------
Net Income (Loss) before (Provision)             1,319,553            168,857
   Credit for Income Taxes

(Provision) Credit for Income Taxes                   --                 --
                                              ------------       ------------
NET INCOME (LOSS) TO COMMON STOCKHOLDERS      $  1,319,553       $    168,857
                                              ============       ============
NET INCOME (LOSS) PER COMMON SHARE            $       0.62       $       0.08
                                              ============       ============
Weighted Average Number of Common Shares
    Outstanding                                  2,144,889          2,143,542
                                              ============       ============

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION
STATEMENT OF CASH FLOWS (Unaudited)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        2000              1999
                                                          -----------       -----------
  NET INCOME (LOSS)                                       $ 1,319,553       $   168,857
                                                          -----------       -----------
  ADJUSTMENTS TO RECONCILE NET INCOME(LOSS)
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

     Depreciation and amortization                            268,461           398,798
     Gain(loss) on disposal of assets                           3,652               302
     (INCREASE)DECREASE IN:
       Accounts receivable                                   (113,716)          (88,627)
       Note receivable                                       (148,593)
       Inventory                                               (1,179)         (161,307)
       Prepaid expenses and other                            (871,204)         (852,381)
     INCREASE (DECREASE) IN:
       Accounts payable and accrued expenses                 (274,256)        1,080,179
       Unearned revenue and other                             281,164            21,188
                                                          -----------       -----------
         TOTAL ADJUSTMENTS                                   (855,671)          398,152
                                                          -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              463,882           567,009
                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in property and equipment                       (203,358)         (290,572)
                                                          -----------       -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (203,358)         (290,572)
                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued and additional paid-in capital             --               2,500
  Proceeds from notes payable                                 609,967         1,265,571
  Principal payments on notes payable                        (159,391)         (627,607)
                                                          -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              450,576           640,464
                                                          -----------       -----------
NET INCREASE (DECREASE) IN CASH                               711,100           916,901
CASH, BEGINNING OF PERIOD                                   1,049,044           379,336
                                                          -----------       -----------
CASH, END OF PERIOD                                       $ 1,760,144       $ 1,296,237
                                                          ===========       ===========
INTEREST PAID                                             $  (458,801)      $  (468,383)
                                                          ===========       ===========
INCOME TAX PAID(REFUND)                                          --                --
                                                          ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of September 30, 2000, the statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2000 and for all periods presented, have been made.

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

4.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses through 1999 and has limited working capital at September 30, 2000.

     In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, or the success of its future operations.

     Management is considering raising additional capital and is continually monitoring the operations of the Company to attempt to provide an opportunity for the Company to be profitable.

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

On April 6, 2000 the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed it's interest in certain assets previously used by the Bristol Faire in its food operation. As part of this agreement, Willows Fare, LLC was granted a seven-year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest begin August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

The Company has a lease for the 2001 Faire season to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2000 Faire season to operate the Northern California Faire at the same location used in 1999, near Vacaville. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company is currently negotiating a lease for the Northern California Faire site in 2001. It is critical to the financial condition of the Company, that it obtain long-term leases for its Northern California and New York Faires.

The Company had a working capital surplus of $16,118 as of September 30, 2000. During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell

($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), President and a Director, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal amounts, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

It is important to note that the Company's 1999 Results of Operation include the run of the Virginia Renaissance Faire. The effect of the closure of the Virginia Faire will be disclosed as each line item on the income statement is discussed. Additionally, the Company operated it's New York and Northern California Faires eight weekends in 1999, compared to seven in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased $149,732 or 2% from $7,232,739 in 1999 to $7,083,007 in 2000.
This decrease is associated with the Company's Northern California Faire, which experienced a decline in gross attendance for the 2000 operating season of 15%. It is believed, the decreased attendance for this Faire is the result of it's relocation in 1999. When this Faire was relocated, part of it's original core audience was lost. Likewise, as part of the relocation, new demographic areas have been tapped and it is believed that these new areas will eventually result in an increase in attendance. The Company believes that overall attendance at the Faire is good, considering the ramifications of relocating such an event.

Faire operating costs decreased $436,439 or 20% from $2,224,208 in 1999 to $1,787,769 in 2000. Of this expense decrease, approximately $150,000 is attributable to the sale of the Wisconsin food operation in 2000. In 1999 the Company operated a Wild West show in Wisconsin during the month of September which incurred approximately $50,000 in expenses. This event was subsequently cancelled. The balance of the decrease is the result of overall reductions in spending.

Operating expenses (year-round operating costs and corporate overhead) decreased $464,135 or 12%, from $3,721,470 in 1999 to $3,257,335 in 2000. Of the decrease, approximately $180,000 is attributable to the closure of the Company's Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

Of the operating expenses, salaries decreased 23%, from $1,543,476 in 1999 to $1,191,446 in 2000 reflecting a $352,030 decrease for the 2000 period as compared to the 1999 period. Of this decrease, $83,000 is associated with the closure of the Company's Virginia Faire. The balance of the change is the result of decreased personnel expense for the Company.

Advertising expense showed a decrease of $15,856 or 2%, from $812,347 in 1999 to $796,491 in 2000. Of the decrease, $10,000 is associated with the closure of the Company's Virginia Faire.

Depreciation and amortization decreased $45,481 or 33%, from $139,157 in 1999 to $93,676 in 2000. This decrease is the result of the Company's closure of the Virginia Faire and the associated write-down of these assets in 1999. As a result, the Company's fixed asset base decreased and overall depreciation expense has decreased.

Other operating expenses (all other general and administrative expenses of the Company) decreased $50,768 or 4%, from $1,226,490 in 1999 to $1,175,722 in 2000.
Of the decrease, $44,000 is associated with the closure of the Virginia Faire.

As a result of the foregoing, net operating income (before interest charges and other income) increased $750,842 or 58% from $1,287,061 for the 1999 period to $2,037,903 for the 2000 period. The Virginia Faire's net operating loss for the three-month period in 1999 was ($167,000).

A 7% increase in interest expense from $151,382 in 1999 to $161,255 in 2000 resulted from an increase in the Company's level of debt over the one-year period.

Combining net operating income with other income/expense resulted in a $731,097 increase in net income before taxes, from income of $1,193,733 for the 1999 period to an income of $1,924,830 for the 2000 period.

Net income to common stockholders also increased $731,097, from $1,193,733 for the 1999 period to $1,924,830 for the 2000 period. Finally, net income per common share increased from $.56 for the 1999 period to $.90 for the 2000 period, based on 2,144,889 weighted average shares outstanding during the 1999 and 2000 periods.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased $1,627,584 or 13% from $12,565,151 in 1999 to $10,937,567 in
2000. This decrease is largely attributable to the closure of the Company's Virginia Faire, which contributed revenue in the amount of $1,154,174 in the first three quarters of 1999.

Revenue was down approximately $600,000, at the Company's Southern California Faire, which experienced a decrease in gross attendance for the 2000 operating season of 17%. It is believed, that the decreased attendance for this Faire was the result of extremely hot weather through the eight-week run of the event.

The Company's Northern California Faire, experienced a decline in gross attendance for the 2000 operating season of 15%. Revenue was down approximately $350,000 as compared to the same time period in 1999. It is believed, the decreased attendance for this Faire is the result of it's relocation in 1999. When this Faire was relocated, part of it's original core audience was lost. Likewise, as part of the relocation, new demographic areas have been tapped and it is believed that these new areas will eventually result in an increase in attendance. The Company believes that overall attendance at the Faire is good, considering the ramifications of relocating such an event.

While the Company's Southern and Northern California Faires both experienced sub-optimal operating seasons the Wisconsin and New York Renaissance Faires collectively exceeded their 1999 revenue figures by approximately $400,000.

Faire operating costs decreased $1,080,470 or 20% from $4,087,573 in 1999 to $3,007,103 in 2000. This decrease is largely attributable to the closure of the Company's Virginia Faire with expenses totaling about $550,000 for the first three-quarters of 1999. Additionally, about $150,000 is attributable to the sale of the Wisconsin food operation in 2000. In 1999 the Company operated a Wild West show in Wisconsin during the month of September which incurred approximately $50,000 in expenses. This event was subsequently cancelled. The balance of the decrease is the result of overall reductions in spending.

Operating expenses (year-round operating costs and corporate overhead) decreased $1,855,442 or 23%, from $7,953,388 in 1999 to $6,097,946 in 2000. Of the decrease, approximately $1,000,000 is attributable to the closure of the Company's Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

Of the operating expenses, salaries decreased 30%, from $3,558,910 in 1999 to 2,505,506 in 2000 reflecting a $1,053,404 decrease for the 2000 period as compared to the 1999 period. Of this decrease, $450,000 is associated with the closure of the Company's Virginia Faire. The balance of the change is the result of decreased personnel expense for the Company.

Advertising expense showed a decrease of $286,432 or 19%, from $1,475,257 in 1999 to $1,188,825 in 2000. Of the decrease, $220,000 is associated with the closure of the Company's Virginia Faire. The balance of the decrease is the result of the Company's utilization of alternative, less expensive forms of marketing.

Depreciation and amortization decreased 33%, from $398,798 in 1999 to $268,461 in 2000. This decrease is primarily the result of the Company's closure of the Virginia Faire and the associated write-down of these assets in 1999. As a result, the Company's fixed asset base decreased and overall depreciation expense has decreased.

Other operating expenses (all other general and administrative expenses of the Company) decreased $385,269 or 15%, from $2,520,423 in 1999 to $2,135,154 in
2000. Of the decrease, $165,000 is associated with the closure of the Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

As a result of the foregoing, net operating income (before interest charges and other income) increased 250% from $524,190 for the 1999 period to $1,832,518 for the 2000 period. The Virginia Faire's net operating loss for the nine-month period in 1999 was ($346,220).

Other income decreased $188,573 from income of $74,266 in 1999 to expense of ($114,307) in 2000. In 1999, as a result of the closure of the Virginia Faire, the Company recorded an allowance for discontinued operations in the fourth quarter. This allowance was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense.

Combining net operating income with other income/expense resulted in a $1,150,696 increase in net income before taxes, from $168,857 for the 1999 period to $1,319,553 for the 2000 period.

Net income to common stockholders also increased $1,150,696 from $168,857 for the 1999 period to $1,319,553 for the 2000 period. Finally, net income per common share increased from $0.08 for the 1999 period to $0.62 for the 2000 period, based on 2,143,542 weighted average shares outstanding during the 1999 period and 2,144,889 weighted average shares outstanding during the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital surplus for the quarter ended September 30, 2000. At December 31, 1999 the Company had a working capital deficit of ($1,274,542) at December 31, 1999 and at September 30, 2000 it had a surplus of $16,118. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), President and a Director, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2001.

During March of 1999, the Company secured a second mortgage on its Virginia real estate. The total amount of the loan was $750,000. This loan provides for interest at 13% per annum. Payments of principal and interest, approximately $11,500 each month, are due January and July through November 2000. Interest in the amount of $7,262 each month is payable from February through June 2000. The final payment on the loan is approximately $627,573 and is due December 31, 2000. The Company is currently negotiating with this lender for an extension of the maturity date of this note. Should the Company be unable to extend the maturity date of this note it will need approximately $600,000 to fund operations prior to the opening of the 2001 Faire season.

Reviewing the change in financial position over the nine months, current assets, largely comprised of cash and prepaid expenses, increased from $1,515,134 at December 31, 1999 to $3,149,759 at September 30, 2000, an increase of $1,634,625 or 108%. Of these amounts, cash and cash equivalents increased from $1,049,044 at December 31, 1999 to $1,760,144 at September 30, 2000. Accounts receivable increased from $4,951 at December 31, 1999 to $118,667 at September 30, 2000. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $259,646 at December 31, 1999 to $1,052,545 at September 30, 2000. These costs are expensed once the Faires are operating.

Current liabilities increased from $2,789,676 at December 31, 1999, to $3,133,643 at September 30, 2000, an increase of $343,967 or 12%. During the year, accounts payable and accrued expenses decreased $274,254 or 16%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $214,789 at December 31, 1999 to $290,788 at September 30, 2000. The revenue is recognized once the Faires are operating. The Company's increased indebtedness during the quarter is attributable to the aforementioned $575,000 in financing raised during the first six months of 2000. This debt was incurred to cover the Company's operating expenses prior to the opening of the 2000 Faire season.

Stockholders' Equity increased from ($19,520) at December 31, 1999 to $1,300,033 at September 30, 2000, an increase of $1,319,553. This increase is a result of the net income earned during the three quarters of 2000.

The Company has no significant commitment for capital expenses during either the fiscal year ending December 31, 2000 or 2001.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred operating losses since fiscal 1995. The Company reported net income in the amount of $1,319,553 for the nine-months ended September 30, 2000. There is no assurance that the Company will continue to be profitable in any subsequent period.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $16,118 as of September 30, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company is currently negotiating with the second mortgage holder on the Virginia property for an extension of the maturity date of this note. Should the Company be unable to extend the maturity date of this note it will likely need upwards of $600,000 to fund operations prior to the opening of the 2001 Faire season. Should this negotiation be successful, the Company believes that it has adequate capital to fund anticipated operations for the balance of fiscal year 2000 through the opening of the Southern California Faire in 2001. However, it may need additional capital to sustain operations after that time. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999 and 2000, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm near Vacaville, California under a one-year lease. The Company is currently negotiating an additional one-year lease for 2001 to operate the Faire at the same location, the Nut Tree Farm. The Company is seeking a long-term lease agreement at a location that would provide expense savings by allowing the Faire structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

     POSSIBLE RELOCATION OF NEW YORK FAIRE. The Company has a lease for the 2001 Faire season to operate the New York Faire in Sterling Forest. The Company is negotiating with the owner of the Sterling Forest property and investigating other possible locations for the New York Faire. However, there can be no assurance that the Company will be successful in securing a site for the New York Faire for the 2002 season, or that such arrangements will be on terms acceptable to the Company. Should the Company be unable to operate a New York Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     None.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company was not required to file a report on Form 8-K during the nine-months ended September 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Renaissance Entertainment Corporation



Dated:    November 14, 2000            /s/ Charles S. Leavell
                                       ----------------------------
                                       Charles S. Leavell, Chief Executive and
                                       Chief Financial Officer


                                       /s/ Sue E. Brophy
                                       ----------------------------
                                       Sue E. Brophy, Chief Accounting Officer