Form 10KSB
period 2000-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 2001-04-17
CIK 838782

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION

                           --------------------------

                (Name of Registrant as Specified in its Charter)

                Colorado                                    84-1094630
   ---------------------------------                  ---------------------
      (State or other jurisdiction                      I.R.S. Employer
   of incorporation or organization)                  Identification number


275 Century Circle, Suite 102, Louisville, Colorado                 80027
------------------------------------------------------------ -------------------
      (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (303) 664-0300

              Securities registered under Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.03 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for the year ended December 31, 2000 were $12,462,816.

As of March 22, 2001, the aggregate market value of the Common Stock of the Registrant, held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASD OTC Bulletin Board Market, was approximately $334,603. As of March 22, 2001, 2,144,889 shares of the Common Stock of the Registrant were outstanding.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since it's opening. Efforts are underway to sell the 250 acres of land on which the Faire is located.

WEB SITE.  The Company maintains a home page at www.recfair.com.

EXISTING RENAISSANCE FAIRES AND SITES

The Company presently owns and produces four Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire, serving the San Francisco Bay and Sacramento metropolitan areas; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; and the New York Renaissance Faire serving the New York City metropolitan area. From 1996 through 1999, the Company also operated the Virginia Renaissance Faire in Fredericksburg, Virginia, serving the Washington, D.C. and Richmond metropolitan areas. This Faire was closed in January of 2000 as the Company's working capital was not adequate to enable it to continue to fund the Faire's negative cash flow during the period required to establish the customer base necessary for profitable operations.

The following table shows the net operating income for the Company's Faires during the 1999 and 2000 seasons.

                                            Net Operating Income
                                 --------------------------------------------
                                       2000                       1999
                                 -----------------           ----------------
Bristol                                1,152,701                    579,354
Northern CA                              208,410                   (124,937)
Southern CA                              520,164                    788,338
New York                                 632,430                    261,245
Virginia                                   -0-                     (414,529)
                                 -----------------           ----------------
   Total                              $2,513,705                 $1,089,471


BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is held at the Kenosha, Wisconsin site leased by the Company. It has been in existence for 14 years. The Bristol Renaissance Faire is operated annually for nine weekends beginning the last weekend in June and ending the third weekend in August.

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

Historically the Company has only utilized the site for the Renaissance Faire, and the property has been vacant during the off-season. During the 1999 operating season, under a joint arrangement with Educational Travel Tours, Inc. the Company operated two School Days events in May. The Company produced a Wild West Rodeo in October of 1998 and 1999. The Company discontinued School Days and the Wild West Rodeo in 2000.

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern California Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 34 years. This Faire is held annually for six to eight weekends, typically beginning one week before the Labor Day weekend and running through the first or second weekend of October. In 1999, the Faire operated eight weekends beginning the last weekend of August and ending the third weekend of October. In conjunction with the 1999 Faire, the Company conducted a Halloween event that ran five weekends in October. In 2000, the Faire operated seven weekends beginning the first weekend of September and ending mid-October. The Halloween event was discontinued in 2000. At this time, the Company does not plan to offer the Halloween event in 2001. In 2001, the Faire is expected to run eight weekends beginning the last weekend of August and ending the second weekend of October.

The Northern California Faire historically operated on leased property in Novato, California. The lease for this property expired after the 1998 season. Since 1999, the Northern California Renaissance Pleasure Faire has been held on the site of the original Nut Tree Farm in Vacaville, California under a one-year lease. The Company currently has a lease for the 2001 season at the Vacaville location. To date a lease has not been obtained for the 2002 Faire season and there can be no assurance that the Company will be successful in obtaining a lease in time for the 2002 operating season, or that it will be on terms acceptable to the Company.

Historically all structures, including the gates, stages, booths, shops and arenas utilized in the Northern California Renaissance Pleasure Faires have been mobile. These props were loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, were stored at the Northern Renaissance Faire site. The booths and craft shops utilized and owned by the individual vendors were moved onto the site for the Faire and then removed by them. The Company is seeking a long-term lease agreement that would allow these structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire.

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been held for the past 38 years in the Los Angeles metropolitan area. This Faire is held annually for eight or nine weekends beginning the last weekend of April and ending mid-June. In the 1999 and 2000 seasons, the Faire ran eight weekends beginning the first week of May. In 1999 and 2000, the Company sponsored a School Days event in conjunction with Events Group Corporation which was held on the Faire site in the month of May. In 2001, the Faire is scheduled to run eight weekends beginning the last weekend of April and a School Days event is scheduled in the month of May.

The Southern Renaissance Pleasure Faire is held in Glen Helen Regional Park located near Devore, California. The site had previously been leased from the San Bernardino County Parks and Recreation Department, under a one-year term. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2001 rent fixed at $222,500.

In the past, the Southern Renaissance Pleasure Faire site was only occupied during the operating season and was vacated following completion of the Faire. Accordingly, all structures were mobile and transported to the Northern Renaissance Faire site for storage during the off-season. With the long-term lease, the Company will be able to make permanent improvements to the site and reduce its annual set-up cost for the Faire.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and re-creates a 16th century English Country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produces Sterling Forest's Forest of Fear.

Historically, the Faire has held annually for eight weekends beginning the first weekend of August and ending the third weekend of September. The Forest of Fear is held annually beginning the first weekend of October and ending on Halloween. In 1999 and 2000 the Company operated School Day events in cooperation with Events Group, Inc. The Company has two School Days events scheduled at this site in May and June of 2001. In 2001, the Company anticipates operating the Faire eight weekends beginning the first weekend of August and the Forest of Fear will operate four weekends in October.

In 1996, the Company signed a five-year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The original lease term expired after the operating season in 2000. The Company has negotiated a one-year extension on this lease through the 2001 operating season. The Company is currently negotiating with the owners of the property to remain in Sterling Forest and is investigating alternative locations for the Faire.

VIRGINIA RENAISSANCE FAIRE. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening. In 1999 and 2000, the Company recorded an asset write down of approximately $2,121,334 and $467,272 respectively in connection with the closing of the Faire. Efforts are underway to sell the property.

VENDORS

Approximately 15% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors who sell food and crafts and offer games and rides. Typically, there is little turnover in vendors from one season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular Faire.

At the Bristol Renaissance Faire site there were approximately 165 vendors in 1999 and 2000. The vendors are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $1,000.

At the Southern California Faire there were approximately 156 vendors in 1999 and 160 vendors in 2000. At the Northern California Faire there were approximately 150 vendors in 1999 and 145 vendors in 2000. At both California Faires, craft shops and booths are owned by the vendors. In lieu of a flat fee to participate, vendors pay the Company a fee equal to 12%-20% of their gross revenues.

At the New York Faire site there were approximately 125 vendors in 1999 and 155 vendors in 2000. The vendors and craftspersons pay an annual fee of approximately $250 and 10%-17% of their gross revenues.

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

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 1999 and 2000 seasons from each of these activities. It is important to note that the Company's 1999 revenue figures include the run of the Virginia Renaissance Faire. Food revenue is substantially lower in 2000 as a result of the sale of the Company's food operation in Wisconsin. Revenue was negatively impacted by the relocation of the Company's Southern California Faire in 2000 and the Northern California Faire in 1999. Additionally, very hot weather in 2000 negatively affected the Southern Faire's revenue.

                                           2000                          1999
                                       -----------                   -----------
Gate Admissions                        $ 5,941,690                   $ 6,617,277
Beverage Revenue                         2,514,129                     2,894,414
Parking Revenue                            802,450                       847,534
Food Revenue                                11,552                       592,863
Vendor Fees                              1,826,190                     1,791,740
Souvenir Revenue                           820,122                     1,063,801
Sponsorship Fees                           197,526                       262,899
Camping Fees                               216,911                       245,777
Miscellaneous Fees                         132,246                       151,132
                                       -----------                   -----------
     Total                             $12,462,816                   $14,467,437


GATE ADMISSIONS. Gate admissions are generally set from $14.00 to $17.50 for adults, $6.00 to $7.50 for children, and children under the age of five admitted free. Discounts range from $1.00 to $2.50 for seniors and, in some cases, students and military personnel. Off premises discount ticket sales are available at Cub Foods, Sentry Foods, Circle K and Shoprite. Discount coupons are available at retail outlets operated by Company sponsors, including Subway, White Castle, Wendy's, Blockbuster Video, Petland, P.C. Richard & Son, Vons, Pavillions, Best Buy, Moto Photo, Border Bookstores and Tower Records. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

BEVERAGE INCOME.  The Company sells beer, wine and soft drinks at each Faire.

PARKING INCOME. The California Faires charge $7.00 per car for regular parking and $11 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $3.00 and $5.00 respectively.

FOOD REVENUE. At the California and New York Faires, all food concessions are run by independent vendors. On April 6, 2000, the Company entered into an agreement to sell their food concessions, at the Bristol Faire, to an independent food vendor. These vendors pay the Company a commission equal to approximately 15% of their gross revenues.

VENDOR FEES. Each Faire has approximately 145 to 165 independent vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The vendors in California pay the Company a fee of approximately 12-20% of their gross revenue. At the Bristol and New York Faires, vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

SOUVENIR REVENUE. At each Faire, the Company sells souvenir t-shirts, sweatshirts, beer mugs, books and other high quality merchandise.

SPONSORSHIP FEES. The Company solicits sponsorship arrangements. Major sponsors include Anheuser-Busch, Inc., Miller Brewing Company, Aquafina Water, Hard Core Cider, Red Hook Ale, Andis Systems, Pepsi Cola Company, Grand Pacific Resorts, Fuji Film, Playmobil, Shell, Samuel Adams and Guinness Bass Co. Some sponsors also participate in joint advertising campaigns.

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

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Guinness Bass Company, Miller Brewing Company, Aquafina Water, Andis System ATM's, Shell Development, Anheuser-Busch, Inc., and Pepsi Cola Company. Agreements with some sponsors have included joint advertising, sponsorship fees, and product giveaways.

Since 1998, the Company has conducted matinee programs called School Days that are designed to provide an educational experience in combination with lively entertainment for school children. In 1999 and 2000, the Company sponsored these events in conjunction with Events Group, Inc. In 1999, the Company held seven daily events at four of its Faire sites with 19,097 individuals attending. In 2000, the Company held three daily events at two Faire sites with 14,373 individuals in attendance. In 2001, the Company plans three daily events at it's Southern California and New York Faire sites.

SEASONALITY AND WEATHER

The Company generates its revenue primarily from the production of Renaissance Faires. Since they are exclusively outdoor events, each Faire is scheduled for the time of year most likely to minimize the risks and hazards of inclement weather. With four Faires in various U.S. locations, the Company has been able to extend the period of revenue generation from early May (the start of the Southern California Faire) through mid-October (the end of the Northern California Faire), with the Bristol Renaissance Faire being held during July and August, and the New York Faire during August and September. The spread of Faires over a six-month period, and the geographic spread across the West coast, East coast, and Midwest, helps to assure that inclement weather in one particular geographic area at any particular time does not adversely threaten the Company's entire source of revenue. However, it is normal, for adverse weather, or even the forecast of adverse weather, to harm the financial results during certain weekends of any particular Faire. During the period from mid-October through April, the Company has no material income-generating activity and must meet its working capital requirements from cash flow earned during the Faire season augmented by short-term debt.

Each Faire is scheduled for a finite period that is determined substantially in advance in order to facilitate advertising and other promotional efforts. Since attendance at each Faire depends on the weather, poor weather conditions can result in substantial declines in attendance and loss of revenues. All of the Renaissance Faires' are open "rain or shine". The Company is also vulnerable to severe climatic events that are similarly beyond it's control but nevertheless could have a direct and material impact upon the Company's relative success or failure.

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

While there are more than 100 annual entertainment events produced in the country with a Renaissance theme, there are approximately 20 major Renaissance Faire productions operated in major metropolitan areas throughout the country. As families typically do not travel to distant metropolitan areas in order to attend a Renaissance Faire, the Company does not experience direct competition with those other major productions. More significant competition comes from other entertainment alternatives and smaller faire events in each location.

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

EMPLOYEES

Each Faire has its own full-time staff as well as seasonal and temporary employees who are engaged during the Faire presentation. On March 23, 2001, the Company had a total of thirty two full-time employees; including eight full-time employees working in its Colorado headquarters; eight at the Bristol Faire; eleven at the California Faires and five at the New York Faire.

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

                                ITEM 2: PROPERTY

The Company's corporate headquarters are located at 275 Century Circle, Suite 102, Louisville, Colorado. This property measures 2,789 square feet and is currently leased at $3,944 per month base rent, with annual increases based on increases in the Consumer Price Index. The lease is for a term of five years expiring in 2003, with two five-year renewal options. The Company considers these offices to be suitable for its current needs.

The Company leases approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The lease is for a period of 20 years with lease payments of $400,000 per year during each of the first two years beginning in November 1997 and increasing to $543,333 per year in years 13 through 20. In 2001, the lease payments for the year will be $440,000. The Company has the right to acquire the property during the term of the lease at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The Company has made a security deposit of $666,667, $333,333 of which is to be released in 2001 and the balance released in 2005.

On December 17, 1999, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a one-time restructuring of rental payments. During the time period between December 1, 1999 and May 31, 2000 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time between June 1, 2000 through November 30, 2000, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment the Company agreed to terminate the existing warrant dated November 12, 1997 and issue a new warrant. The original warrant provided for 153,333 shares at $5.00 per share and expired November, 2003. The new warrant is 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The new warrant is on the same terms and conditions as contained in the original warrant. In December, 2000 another amendment was executed under the same terms and conditions as the 1999 amendment except this amendment strictly restructured the rental payments and did not involve the grant of an additional warrant.

The Southern California Faire site is leased from the San Bernardino County Parks and Recreation Department. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2001 rent fixed at $222,500.

In 1999 and 2000, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a one year lease. The Company currently has a lease for the 2001 season at the same location in Vacaville. To date, a site has not been located for the 2002 season and there can be no assurance that the Company will be successful in obtaining a lease or purchasing property, or that it will be on terms acceptable to the Company, in time for the 2002 or future operating seasons.

The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. The original lease term expires after the Faire season in 2000. The Company has negotiated a one-year extension on this lease through the 2001 operating season. The Company is currently negotiating with the owners of the property to remain in Sterling Forest and is investigating alternative locations for the Faire. To date, a site has not been located for the 2002 season and there can be no assurance that the Company will be successful in obtaining a lease or purchasing property, or that it will be on terms acceptable to the Company, in time for the 2002 or future operating seasons.

On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. This property housed the Virginia Renaissance Faire. The construction of the Faire was financed, in part, with a $1.5 million mortgage (balance at December 31, 2000 - $274,113), repayable over 15 years at an initial interest rate of 8.65% annually. In March, 1999 the company obtained a second mortgage on this property in the amount of $750,000. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire. Efforts are underway to sell the property. The Company has not, as of the date of this report, entered into a sales agreement for the property. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity").

                            ITEM 3: LEGAL PROCEEDINGS

None.

            ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    The 2000 Annual Meeting of the Stockholders of the Company was held on December 5, 2000. At that meeting, the following six directors were elected: Charles S. Leavell; Robert Geller; Sanford L. Schwartz; J. Stanley Gilbert; and Thomas Brown.

                      ITEM 5: MARKET FOR THE COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since December 21, 1998, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol FAIRC. The following table reflects the high and low prices of the Company's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarter for a 1-for-5 reverse stock split in February 1998. The prices reflect the high and low sales prices. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.

CALENDAR YEARS ENDED DECEMBER 31          HIGH          LOW
--------------------------------          ----          ---
                     1999

First Quarter ended March 31              0.9375      0.28
Second Quarter ended June 30              0.60        0.3984
Third Quarter ended September 30          0.55        0.3594
Fourth Quarter ended December 31          0.375       0.19


                     2000

CALENDAR YEARS ENDED DECEMBER 31          HIGH          LOW
--------------------------------          ----          ---

First Quarter ended March 31              0.40        0.19
Second Quarter ended June 30              0.40        0.21
Third Quarter ended September 30          0.25        0.16
Fourth Quarter ended December 31          1.00        0.12

                     2001

First Quarter ended March 31              0.281       0.156


         As of March 26, 2001, there were approximately 147 shareholders of record.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

                 ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 2000.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening in 1996. Efforts are underway to sell the 250 acres of land on which the Faire is located.

On April 6, 2000 the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed the Company's interest in certain assets previously used by the Bristol Faire in its food operation. As part of this agreement, Willows Fare, LLC was granted a seven-year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The

Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest began August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

The Company has a lease for the 2001 Faire season to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2001 Faire season to operate the Northern California Faire at the same location used in 1999 and 2000, in Vacaville. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company is currently seeking to purchase property or obtain a long-term lease for the Northern California Faire site in 2001. It is critical to the financial condition of the Company, that it obtain long-term leases or purchase property for its Northern California and New York Faires.

The Company had a working capital deficit of ($732,622) as of December 31, 2000. The Company has negotiated a short-term loan that will provide working capital in the amount of $200,000 for use in opening it's first Faire of the season, the Southern California Renaissance Faire. This loan requires a 1% origination fee, 15% interest and matures on June 30, 2001. These funds will be provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors and one other director. While the Company believes that it has adequate capital to fund anticipated operations for the balance of 2001, it believes it may need additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

It is important to note that the Company's 1999 Results of Operation include the run of the Virginia Renaissance Faire. The effect of the closure of the Virginia Faire will be disclosed as each line item on the income statement is discussed. Additionally, the Company operated it's New York and Northern California Faires eight weekends in 1999, compared to seven in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999. Revenues decreased $2,004,621 or 14% from $14,467,437 in 1999 to $12,462,816 in 2000.
This decrease is largely attributable to the closure of the Company's Virginia Faire, which contributed revenue in the amount of $1,168,015 in fiscal 1999. The balance of the decrease is attributable to a decline in attendance at both the Southern and Northern California Faires.

Revenue was down approximately $600,000, at the Company's Southern California Faire, which experienced a decrease in gross attendance for the 2000 operating season of 17%. It is believed, that the decreased attendance was the result of relocating the Faire within Glen Helen Park and extremely hot weather through the eight-week run of the event.

The Company's Northern California Faire, experienced a decline in gross attendance for the 2000 operating season of 15% with revenue down approximately $540,000 over the one-year period. It is believed, the decreased attendance for this Faire is the result of it's relocation in 1999. When this Faire was relocated, part of it's original core audience was lost. Likewise, as part of the relocation, new demographic areas have been tapped and it is believed that these new areas will eventually result in an increase in attendance. The Company believes that overall attendance at the Faire is good, considering the ramifications of relocating such an event.

While the Company's Southern and Northern California Faires both experienced sub-optimal operating seasons the Wisconsin and New York Renaissance Faires collectively exceeded their 1999 revenue figures by approximately $300,000.

Faire operating costs decreased $1,355,170 or 27% from $5,057,676 in 1999 to $3,702,506 in 2000 This decrease is partly attributable to the closure of the Company's Virginia Faire which had faire operating expenses totaling about $554,671 in 1999. Additionally, about $150,000 is attributable to the sale of the Wisconsin food operation in 2000. In 1999, the Company operated a Wild West show and a School Days event in Wisconsin with combined faire operating expenses of approximately $80,000. Also in 1999, the Company operated a Halloween event in Northern California which incurred approximately $60,000 in expenses. The Wild West show and School Days event in Wisconsin and the Halloween event in Northern California were cancelled in 2000. The balance of the decrease in faire operating expenses is the result of overall reductions in spending.

Operating expenses (year-round operating costs and corporate overhead) decreased $2,533,298 or 25%, from $10,252,880 in 1999 to $7,719,582 in 2000. Of the decrease, approximately $1,210,000 is attributable to the closure of the Company's Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

Of the operating expenses, salaries decreased 27%, from $4,454,731 in 1999 to 3,261,800 in 2000 reflecting a $1,192,931 decrease for the 2000 period as compared to the 1999 period. Of this decrease, $536,320 is associated with the closure of the Company's Virginia Faire. The balance of the change is the result of decreased personnel expense for the Company as a result of a reduction in the total number of employee's.

Advertising expense showed a decrease of $434,644 or 24%, from $1,797,879 in 1999 to $1,363,235 in 2000. Of the decrease, $218,873 is associated with the closure of the Company's Virginia Faire. The balance of the decrease is the result of the Company's utilization of alternative, less expensive forms of marketing.

Depreciation and amortization decreased 28%, from $565,646 in 1999 to $409,525 in 2000. This decrease is primarily the result of the Company's closure of the Virginia Faire and the associated write-down of these assets in 1999. As a result, the Company's fixed asset base decreased and overall depreciation expense has decreased.

Other operating expenses (all other general and administrative expenses of the Company) decreased $749,602 or 22%, from $3,434,624 in 1999 to $2,685,022 in
2000. Of the decrease, $275,000 is associated with the closure of the Virginia Faire. The balance of the decrease is associated with expense reductions throughout the Company's operations.

As a result of the foregoing, net operating income (before interest charges and other income) increased 223% from a ($843,119) net operating loss in 1999 to net operating profit of $1,040,728 for the 2000 period. The Virginia Faire's net operating loss for the year 1999 was ($598,313).

Other expense decreased $1,704,447 or 65% from ($2,608,202) in 1999 to ($903,755) in 2000. This decrease is, in large part, explained by the adjustments required in 1999 and 2000 as a result of the Company's decision to close the Virginia Faire. In 1999, the Company recorded an allowance for discontinued operations and wrote down the value of the land and property. The 1999 adjustments totaled $2,121,334. The 1999 allowance for discontinued operations was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense. In the fourth quarter of 2000, administrative expenses for 2001 as well as an additional write down of the land value was recorded in the amount of $282,856. The adjustments recorded in 1999 and 2000 account for a decrease of $1,654,062 in other expense.

Combining net operating income with other income/expense resulted in a $3,588,294 improvement in net income before taxes, from a ($3,451,321) net loss for the 1999 period to $136,973 net profit for the 2000 period.

Net income to common stockholders also improved $3,588,294 from ($3,451,321) net loss for the 1999 period to $136,973 net profit for the 2000 period. Finally, net income per common share improved from ($1.61) for the 1999 period to $0.06 for the 2000 period, based on 2,144,889 weighted average shares outstanding during the 1999 and 2000 periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit improved during 2000 from ($1,274,542) at December 31, 1999 to ($732,622) at December 31, 2000. The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faire of the Faire season, the Southern California Faire.

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

During 1999, the Company secured a second mortgage on its Virginia real estate that was to mature December 31, 2000. In December, 2000, the Company negotiated an extension of the maturity date of this note with the lender. The new terms of the loan require principal and interest payments of approximately $17,500 in January 2001 and July through August 2001. Interest payments approximating $6,500 are due February through June 2001. The final payment of approximately $575,000 is due September 1, 2001. This loan provides for interest at 13% per annum.

Reviewing the change in financial position over the twelve months, current assets, largely comprised of cash and prepaid expenses, decreased from $1,515,134 at December 31, 1999 to $1,390,143 at December 31, 2000, a decrease of $124,991 or 8%. Of these amounts, cash and cash equivalents decreased from $1,049,044 at December 31, 1999 to $1,002,804 at December 31, 2000. Accounts
receivable increased from $4,951 at December 31, 1999 to $7,286 at December 31, 2000. Inventory decreased from $201,493 at December 31, 1999 to $104,532 at December 31, 2000. Notes receivable, current portion in the amount of $17,400, was established in 2000 as a result of the sale of the Company's food operation in Wisconsin. As part of the terms of this purchase, the Company agreed to carry a note in the amount of $150,000 for a period of three years. Prepaid expenses (expenses incurred on behalf of the Faires) decreased from $259,646 at December 31, 1999 to $258,121 at December 31, 2000. These costs are expensed once the Faires are operating.

Current liabilities decreased from $2,789,676 at December 31, 1999, to $2,122,765 at December 31, 2000, a decrease of $666,911 or 24%. During the year, accounts payable and accrued expenses decreased $1,162,349 or 68%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, decreased from $214,789 at December 31, 1999 to $193,668 at December 31, 2000. The revenue is recognized once the Faires are operating. The Company's increased indebtedness during the year is attributable to the aforementioned $575,000 in financing raised during the first six months of 2000.

Total assets decreased from $7,108,820 at December 31, 1999 compared to $6,624,457 at December 31, 2000. Property, plant and equipment (net of depreciation) decreased by $379,953 or 9% from $4,294,163 at December 31, 1999 to $3,914,210 at December 31, 2000. This decrease is primarily the result of the write-down of the Virginia site assets that totaled approximately $265,000. The Company decreased the net book value of certain fixed assets in New York approximately $53,000 to coincide with the one year remaining on the lease of the Sterling Forest property. Goodwill, which arose from the purchase of the two California Faires and is being amortized over 15 years, decreased from $468,798 at December 31, 1999 to $418,122 at December 31, 2000 as the result of normal amortization. Note receivable, net of current portion in the amount of $128,679 was established in 2000 as previously mentioned in the above section on current assets.

Other miscellaneous assets such as vendor deposits, decreased from $830,725 at December 31, 1999 to $773,303 at December 31, 2000.

Total liabilities decreased from $7,128,340 at December 31, 1999 to $6,507,004 at December 31, 2000, a decrease of $621,336 or 9%. Total liabilities at December 31, 2000 include $2,122,765 in current liabilities (discussed above), plus approximately $150,000 from the long-term portion of debt primarily resulting from the first mortgage on the Virginia Faire site and the $3,991,494 lease obligation with respect to the sale/leaseback of the Bristol Faire site.

Stockholders' Equity increased from a deficit of ($19,520) at December 31, 1999 to a surplus of $117,453 at December 31, 2000, an increase of $136,973 or 1%. This increase resulted from the net profit of $136,973. As of December 31, 2000, the Company had outstanding 2,144,889 shares of common stock.

Although inflation can potentially have an effect on financial results, during 1999 and 2000, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The lease with the County of San Bernardino requires the Company to complete certain capital projects on an annual basis. These projects include items such as the construction of a perimeter fence, planting trees, developing flower and water gardens, planting grass, installing infrastructure and constructing buildings for use at the Faire. The Company is in the process of obtaining bids on the required projects for 2001 but estimates that the cost of these items should not exceed $500,000. The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2001. See "Factors That May Affect Future Operating Results-Need for Additional Capital" regarding the Company's financing requirements.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

         RECENT LOSSES. Until 2000, the Company had incurred operating losses since fiscal 1995. Although the Company was profitable in 2000, the net profit of $136,973 is not substantial. There is no assurance that the Company will remain profitable in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($732,622) as of December 31, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company has negotiated a short-term loan that will provide working capital in the amount of $200,000 for use in opening it's first Faire of the season, the Southern California Renaissance Faire. This loan requires a 1% origination fee, 15% interest and matures on June 30, 2001. These funds will be provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors and one other director. Based on the Company's planned operations for 2001, the Company believes it has adequate capital to fund operations for 2001, to fund required capital expenditures during the year and to repay the second mortgage on the

Virginia property and other short-term indebtedness. To the extent that operations do not provide the necessary working capital during 2001, the Company may need to obtain additional capital for 2001 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999 and 2000, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a one-year lease. The Company has negotiated an additional one-year lease for 2001 to operate the Faire at the same location, the Nut Tree Farm. The Company is seeking a long-term lease agreement at a location that would provide expense savings by allowing the Faire structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. Unless the Company acquires or develops additional Faire sites in areas which are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ending October 31st of each year.

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

         LICENSING AND OTHER GOVERNMENTAL REGULATION. For each Faire operated by the Company, it is necessary for the Company to apply for and obtain permits and other licenses from local governmental authorities controlling the conduct of the Faire, service of alcoholic beverages, service of food, health, sanitation, and other matters at the Faire sites. Each governmental jurisdiction has it's own regulatory requirements that can impose unforeseeable delays or impediments in preparing for a Faire production. While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company's future operations.

         FAIRE SITES. In 2001, the Company currently has leases for each of it's four Renaissance Faires. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

               ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

         1.       Report of Independent Certified Public Accountants;

         2. Consolidated Balance Sheets as of December 31, 1999 and 2000, (audited);

         3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1999 and December 31, 2000 (audited);

         4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years from December 31, 1998 through December 31, 2000 (audited);

         5. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1999 and December 31, 2000 (audited); and

         6.       Notes to the Consolidated Financial Statements.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART II

             ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

                                                                                DIRECTOR
NAME                       AGE       POSITION                                    SINCE
----                       ---       --------                                   --------
Charles S. Leavell         59        Chairman of the Board of Directors,          1993
                                     Chief Executive Officer and Chief
                                     Financial Officer

Sanford L. Schwartz        51        Director                                     1993

Robert M. Geller           48        Director                                     1994

Thomas G. Brown            56        Director                                     1999

J. Stanley Gilbert         63        President and Chief Operating                1999
                                     Officer, and a Director

Howard Hamburg             64        Vice President                                --

Sue Brophy                 45        Controller and Chief Accounting               --
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

         THOMAS G. BROWN was elected a director of the Company on October 19, 1999. Mr. Brown has been President and Managing Director of Wyndham Capital Corporation, an investment banking and research firm since he founded it in 1996. Mr. Brown was also a co-founder of Ablum, Brown & Company, an investment banking firm specializing in leveraged buyout transactions. He served as its Managing Director from January 1988 until December 1995. Prior to his tenure with Ablum, Brown & Company, Mr. Brown served as principal of several investment management and investment banking firms including seven years as a principal of Deihl, Speyer & Brown, a regional investment banking firm. Mr. Brown is a Chartered Financial Analyst. He also serves as a director of both Ashton Technology Group, Inc. and Mobile P.E.T. Systems Inc.

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

         HOWARD HAMBURG was Chief Operating Officer of the Company from April 1, 1994 to June 20, 1996, at which time he was elected a Vice President of the Company. Mr. Hamburg's employment with the Company terminated on January 31, 2001.

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

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 2000 and December 31, 1999, regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                     TABLE I

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                         ---------------------------------------------------
                                          Annual Compensation                    Awards                        Payouts
                                  -----------------------------------    ---------------------       -----------------------
                                                            Other        Restricted                    LTIP
Name and                                                    Annual         Stock                     Options/   All Other
Principal                           Salary     Bonus     Compensation     Award(s)                    Payout   Compensation
Position               Year          ($)        ($)          ($)            ($)          SARs          ($)         ($)
---------------------  ----       ---------    -----     ------------    ----------      -----       --------  ------------
Charles S. Leavell,
Chairman and CEO
                       2000        $160,000     -0-           -0-           -0-           -0-          -0-         -0-
                       1999        $160,000     -0-           -0-           -0-           -0-          -0-         -0-
J. Stanley Gilbert,
COO and President
                      2000         $120,000     -0-           -0-           -0-           -0-          -0-         -0-
                      1999         $120,000     -0-           -0-           -0-           -0-          -0-         -0-


(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

OPTIONS GRANTED DURING FISCAL 2000

The following table shows option grants during fiscal 2000 to the Named Executive Officers of the Company.

                              OPTIONS GRANTED             PERCENT OF TOTAL            EXERCISE         EXPIRATION
         NAME                 IN FISCAL 2000               OPTIONS GRANTED             PRICE              DATE
         ----                 --------------               ---------------             -----              ----
Charles S. Leavell                   0                            0                     N/A                N/A
J. Stanley Gilbert                   0                            0                     N/A                N/A

AGGREGATED OPTION EXERCISES DURING FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 2000. The Company does not have any outstanding stock appreciation rights.

                                                                                  Number of        Value of Unexercised
                                                                                 Unexercised              In-the-
                                                                               Options/SARs at       Money Option/SARs
                                                            Value                FY-end (#)          at FY-End ($)(1)
                                  Shares Acquired          Realized             Exercisable/           Exercisable/
Name                              on Exercise (#)            ($)                Unexercisable          Unexercisable
----------------------------      ----------------         --------            ---------------    ----------------------
Charles S. Leavell                    -0-                    $-0-                  166,000/0                0/0
J. Stanley Gilbert                    -0-                    $-0-                  140,000/0                0/0

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

DIRECTOR COMPENSATION

During the fiscal years ended December 31, 1999 and 2000, Directors, other than Mr. Geller, Mr. Schwartz, Mr. Gilbert and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options were to be granted in lieu of cash compensation. In October 2000, the Board of Directors authorized a new plan for granting of options in consideration for serving on the Company's Board of Directors. Each member of the Board of Directors who is not an employee of the Company is granted a non-statutory stock option pursuant to the Company's Stock Option Plan, each such option to represent the right to acquire up to 60,000 shares of the Company's common stock, to have an exercise price equal to the fair market value of the Company's common stock at the close of business ($0.16) and to have the standard terms for non-statutory stock options granted pursuant to the Plan, provided that the options shall vest at the rate of 5,000 shares per quarter beginning 12/31/2000 for a three year period, so long as the Director continues to serve on the Company's Board of Directors and attends all meetings.

Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

Effective April 1, 1994, the Company appointed Robert M. Geller to serve on the Board of Directors' of the Company. As a Director, Mr. Geller receives compensation as outlined in the above section entitled Director Compensation. In addition, Mr. Geller provides consulting services to the company. For these services, Mr. Geller received cash compensation in the amount of $35,000 in 1999 and $22,000 in 2000.

SCHWARTZ COMPENSATION

During 2000, Mr. Schwartz provided consulting services to the Company. He is to receive $15,000 cash compensation for these services in 2001.

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

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 27, 2001, by:
(i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS                                                      PERCENT OF
OF BENEFICIAL OWNER                          NUMBER OF SHARES         CLASS (1)
-------------------                          ----------------         ---------
Charles S. Leavell                                874,540 (2)             31.6%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Robert M. Geller                                  114,333 (3)              5.1%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Sanford L. Schwartz                                49,870 (4)              2.3%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Thomas G. Brown                                     23,000(5)              1.1%
275 Century Circle, Suite 102
Louisville, Colorado 80027

J. Stanley Gilbert                                 590,287(6)             21.8%
275 Century Circle, Suite 102
Louisville, Colorado 80027


All Directors & Officers as a Group             1,677,030 (7)             47.5%
(7 Persons)

 (1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 27, 2001, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 176,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell. Includes 75,874 shares of Common Stock held of record by Mr. Leavell. Includes non-qualified options to purchase 166,000 shares. Includes warrants to purchase 40,000 shares, 20,000 of which are held by Leavell Management Group, Inc. Includes conversion rights to 416,666 shares of Common Stock, 83,333 of which are held by Leavell Management Group, Inc. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act. This does not include warrants to purchase 40,000 shares owned by an estate to which Mr. Leavell is a beneficiary.

(3) Includes non-qualified options to purchase 92,333 shares of Common Stock and warrants to purchase 22,000 shares.

(4) Includes 870 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder. Includes non-qualified options to purchase 34,000 shares of Common Stock and warrants (owned by Creative Business Strategies) to purchase 15,000 shares.

(5) Includes non-qualified options to purchase 18,000 shares of Common Stock and 5,000 shares of Common Stock held of record by his spouse. Mr. Brown disclaims beneficial ownership of the securities held by his spouse for purposes of Section 16 under the Exchange Act.

(6) Includes 5,200 shares of Common Stock held of record and an option to purchase 15,000 shares of Common Stock held by his spouse. Mr. Gilbert disclaims beneficial ownership of the securities for purposes of
         Section 16 under the Exchange Act. Includes 25,487 shares of Common Stock held of record by Mr. Gilbert, non-qualified options to purchase 140,000 shares of Common Stock, warrants to purchase 29,600 shares and conversion rights to 375,000 shares.

(7) Includes 288,431 shares held of record, 490,333 shares issuable upon exercise of stock options exercisable within 60 days of March 27, 2001, 106,600 shares issuable upon exercise of warrants and 791,666 conversion rights.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PROMISSORY NOTES-2000

In 1999, the Company authorized the issuance of up to $1,000,000 of 12% subordinated promissory notes due August 31, 2001 in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of these notes. The funds were provided by Charles
S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), Member of the Board of Directors, and one other investor.

The Company believes that the foregoing transactions were on terms as favorable to the Company as could have been obtained from non-affiliated parties.

FAIRE PARTNERS, LTD.

In November of 1997, the Company sold it's Wisconsin property in a sale-leaseback transaction to Faire Partners, Ltd. of El Paso, Texas. One of the owners of Faire Partners, Ltd. was related to the CEO and Chairman of the Board of Directors of the Company. This related party is now deceased and his ownership in Faire Partners, Ltd. is currently part of his estate. Because the Company's CEO and Chairman of the Board of Directors of the Company is a beneficiary of this estate, the estate may be deemed a related party. See "Item 2-Property" for the terms of this transaction. During fiscal 2000 the Company paid Faire Partners, Ltd.
$440,000 pursuant to this transaction.

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
                  Statement on Form 8-A filed with the Commission on April 12,
                  1994.
*       3.1       Articles of Amendment to the Articles of Incorporation.
        4.1       Specimen Certificate of Common Stock, incorporated by
                  reference from the Amendment No. 1 to Registrant's
                  Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*       4.2       Renaissance Entertainment Corporation 1993 Stock Incentive
                  Plan.  (1)
*       10.1      Specimen Vendor and Exhibitor Agreement for the Bristol
                  Renaissance Faire.
*       10.2      Specimen Vendor and Exhibitor Agreement for the Northern and
                  Southern Renaissance Pleasure Faires.
*       10.3      Specimen Bristol Renaissance Faire Concession Agreement.
*       10.4      Specimen Bristol Renaissance Faire Games Concession Agreement.
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

        10.12     Employment Agreement dated December 11, 1998 with J. Stanley
                  Gilbert, incorporated by reference from Registrant's Annual
                  Report on Form 10-KSB for the year ended December 31, 1998.
        10.13     Amendment dated December 17, 1999 to Lease with Faire Partners
                  LLC, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
        10.14     Guaranty Agreement of Charles S. Leavell dated December 17,
                  1999, incorporated by reference from Registrant's Annual
                  Report on Form 10-KSB for the year ended December 31, 1999.
        10.15     Warrant Agreement dated December 17, 1999, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
        10.16     Amendment dated February 15, 2000 to Lease with San Bernardino
                  County Regional Parks Division, incorporated by reference from
                  Registrant's Annual Report on Form 10-KSB for the year ended
                  December 31, 1999.
        10.17     Amendment dated March 24, 2000 to Lease with Sterling Forest
                  LLC, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
        10.18     Asset Purchase Agreement between Jim and Marta Selway and the
                  Company dated April 6, 2000, incorporated by reference from
                  Registrant's Annual Report on Form 10-KSB for the year ended
                  December 31, 1999.
        10.19     Form of Subordinated Subscription and Purchase Agreement for
                  2000, including A Note and Convertible B Note incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.
**      10.20     Lease dated June 27, 2000 by and between San Bernardino
                  County Community and Cultural Resources Department and the
                  Company.
**      10.21     Lease dated May 30, 2000 by and between TKG Nut Tree, LLC.
                  And the Company.
**      10.22     Lease agreement dated October 19, 2000 by and between Flying
                  Squirrel  Entertainment,  LLC. and the Company.
**      10.23     Lease agreement dated November 29, 2000 by and between
                  Vacaville Redevelopment Agency and City of Vacaville and the
                  Company.
**      10.24     Extension and Modification Agreement dated December 1, 2000 between Holly Mortgage Trust and the Company.
**      10.25     Amendment dated October 30, 2000 to Lease with Faire Partners,
                  LLC.
**      10.26     Guaranty Agreement of Charles S. Leavell dated October 27,
                  2000.

 * Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**       Filed herewith.

REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RENAISSANCE ENTERTAINMENT CORPORATION




Date:  April 16, 2001               /s/ CHARLES S. LEAVELL
                                    -------------------------------------------
                                    Charles S. Leavell, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----


/s/ CHARLES S. LEAVELL            Chairman of the Board,         April 16, 2001
-----------------------------    Chief Executive and Chief
Charles S. Leavell                  Financial Officers


/s/ SUE BROPHY                   Chief Accounting Officer        April 16, 2001
-----------------------------
Sue Brophy


/s/ J. STANLEY GILBERT             Director, President,          April 16, 2001
-----------------------------   and Chief Operating Officer
J. Stanley Gilbert


/s/ SANFORD L. SCHWARTZ                  Director                April 16, 2001
-----------------------------
Sanford L. Schwartz


/s/ ROBERT M. GELLER                     Director                April 16, 2001
-----------------------------
Robert M. Geller


/s/ THOMAS G. BROWN                      Director                April 16, 2001
-----------------------------
Thomas G. Brown

                      RENAISSANCE ENTERTAINMENT CORPORATION

                              FINANCIAL STATEMENTS

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     DECEMBER 31, 1999 AND DECEMBER 31, 2000

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

                  Statements of Cash Flows                             F-7

                  Notes to Financial Statements                        F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Renaissance Entertainment Corporation

We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 1999 and 2000 and the related statements of operations and changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 1999 and 2000 and the results of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has minimal stockholders' equity and a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

February 28, 2001

                     RENAISSANCE ENTERTAINMENT CORPORATION

                                BALANCE SHEETS

                                    ASSETS

                                                                            December 31,            December 31,
                                                                               1999                     2000
                                                                            -----------             ------------
Current Assets:
   Cash and equivalents                                                     $ 1,049,044              $ 1,002,804
   Accounts receivable, net of allowance
    for doubtful accounts of $2,500                                               4,951                    7,286
   Inventory, at lower of cost or market                                        201,493                  104,532
   Note receivable, current portion                                                   -                   17,400
   Prepaid expenses and other current assets                                    259,646                  258,121
                                                                            -----------                ---------
  Total Current Assets                                                        1,515,134                1,390,143

Property and equipment, net of accumulated
 depreciation of $2,364,201 and $2,423,663
 at December 31, 1999 and 2000 respectively
 (Note 7)                                                                     4,294,163                3,914,210
Goodwill, net of accumulated amortization
 of $358,447 and $409,123 at December 31,
 1999 and 2000 respectively (Note 5)                                            468,798                  418,122
Note receivable, net of current portion                                               -                  128,679
Other assets                                                                    830,725                  773,303
                                                                            -----------               ----------
Total Assets                                                                $ 7,108,820               $6,624,457
                                                                            ===========               ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable and accrued expenses                                    $ 1,720,610                  558,261
   Notes payable, current portion (Note 3)                                      854,277                1,370,836
   Unearned income                                                              214,789                  193,668
                                                                            -----------               ----------
 Total Current Liabilities                                                    2,789,676                2,122,765

Lease obligation payable (Note 11)                                            3,987,116                3,991,494
Notes payable, net of current
 portion (Note 3)                                                               311,873                  145,880
Other                                                                            39,675                  246,865
                                                                            -----------               ----------
  Total Liabilities                                                           7,128,340                6,507,004
                                                                            -----------               ----------

Commitments (Notes 2,3,4,8,10,11,12,13 and 14)                                        -                        -

Stockholders' Equity (Deficit) (Notes 2,8,9 and 10):
   Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued and
    outstanding                                                                       -                        -
   Common stock, $.03 par value, 50,000,000
    shares authorized, 2,144,889 issued and
    outstanding at December 31, 2000                                             64,346                   64,346
   Additional paid-in capital                                                 9,430,827                9,430,827
   Accumulated (deficit)                                                     (9,514,693)              (9,377,720)
                                                                            -----------               ----------
  Total Stockholders' Equity (Deficit)                                          (19,520)                 117,453
                                                                            -----------               ----------
Total Liabilities and Stockholders' Equity (Deficit)                        $ 7,108,820               $6,624,457
                                                                            ===========               ==========


The accompanying notes are an integral part of the financial statements.

                                     F-4

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            Year Ended             Year Ended
                                                            December 31,           December 31,
                                                               1999                    2000
                                                            -----------            ------------
REVENUE:
      Sales                                                 $ 14,467,437            $12,462,816
      Faire operating costs                                    5,057,676              3,702,506
                                                             -----------            -----------
  Gross Profit                                                 9,409,761              8,760,310
                                                             -----------            -----------

OPERATING EXPENSES:
   Salaries and wages                                          4,454,731              3,261,800
   Depreciation and amortization                                 565,646                409,525
   Advertising                                                 1,797,879              1,363,235
   Other operating expenses                                    3,434,624              2,685,022
                                                             -----------            -----------
 Total Operating Expenses                                     10,252,880              7,719,582
                                                             -----------            -----------
Net Operating Income (Loss)                                     (843,119)             1,040,728
                                                             -----------            -----------
Other Income (Expenses):
   Interest income                                                66,369                 93,390
   Interest (expense)                                           (639,719)              (617,803)
   Other income (expense)                                         86,482                 87,930
   Write-down of Virginia site (Note 12)                      (2,121,334)              (467,272)
                                                             -----------            -----------
 Total Other Income (Expenses)                                (2,608,202)              (903,755)
                                                             -----------            -----------
Net Income (Loss)                                            $(3,451,321)           $   136,973
                                                             ===========            ===========
Net Income (Loss) per Common Share                           $     (1.61)           $       .06
                                                             ===========            ===========
Weighted Average Number of
 Shares Outstanding                                            2,144,889              2,144,889
                                                             ===========           ============

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 From December 31, 1998 through December 31, 2000

                                                               Common Stock        Additional
                                                           ---------------------     Paid-in        Accumulated
                                                            Shares       Amount      Capital         (Deficit)          Total
                                                           ---------    --------    ----------      ------------     -----------
Balance December 31, 1998                                  2,139,891    $ 64,196    $9,428,477      $ (6,063,372)    $ 3,429,301

Issuance of stock for services                                 4,998         150         2,350                  -          2,500

Net loss for the year ended December 31, 1999                      -           -             -        (3,451,321)     (3,451,321)
                                                           ---------    --------    ----------      ------------     -----------
Balance December 31, 1999                                  2,144,889      64,346     9,430,827        (9,514,693)        (19,520)
Net income for the year ended
December 31, 2000                                                  -           -             -           136,973         136,973
                                                           ---------    --------    ----------      ------------     -----------
Balance December 31, 2000                                  2,144,889    $ 64,346    $9,430,827      $ (9,377,720)    $   117,453
                                                           =========    ========    ==========      ============     ===========

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                       Year Ended            Year Ended
                                                      December 31,          December 31,
                                                         1999                   2000
                                                      -----------           -----------
Cash Flows from Operating Activities:
  Net Income (loss)                                   $(3,451,321)          $   136,973
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         565,646               409,525
    (Increase) decrease in:
      Accounts receivable                                  13,558                (2,335)
      Inventory                                           (65,314)               96,961
      Prepaid expenses and other                           43,172                58,947
    Increase (decrease) in:
      Accounts payable and accrued
       expenses                                         1,116,176            (1,162,349)
      Unearned revenue and other                           54,929               186,069
                                                      -----------           -----------
Net Cash Provided by (Used in) Operating
 Activities                                            (1,723,154)             (276,209)
                                                      -----------           -----------
Cash Flows from Investing Activities:
   Increase in note receivable                                  -              (300,000)
   (Repayments) of note receivable                              -               153,921
   Net (acquisition) reduction of property
    and equipment, goodwill and covenant
    not to compete                                      1,810,635                21,104
                                                      -----------           -----------
Net Cash Provided by (Used in) Investing
 Activities                                             1,810,635              (124,975)
                                                      -----------           -----------
Cash Flows from Financing Activities:
   Common stock issued and additional
    paid-in capital                                         2,500                     -
   Proceeds from lease obligation
    payable                                                44,757                10,699
   Proceeds from notes payable                          1,265,590               594,476
   Principal payments on notes payable                   (730,620)             (250,231)
                                                      -----------           -----------
Net Cash Provided by Financing Activities                 582,227               354,944
                                                      -----------           -----------

Net Increase (Decrease) in Cash                           669,708               (46,240)

Cash, beginning of period                                 379,336             1,049,044
                                                      -----------           -----------
Cash, end of period                                   $ 1,049,044           $ 1,002,804
                                                      ===========           ===========
Interest paid                                         $   639,719           $   617,803
                                                      ===========           ===========
Income tax paid                                       $         -           $         -
                                                      ===========           ===========

The accompanying notes are an integral part of the financial statements

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

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

                           December 31, 1999 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (b)      PER SHARE INFORMATION

         Per share information is determined using the weighted average number of shares outstanding during the periods after giving effect for the stock splits.

         (c)      PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using principally accelerated methods over the useful lives of the assets ranging from three to thirty years.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)      CONCENTRATIONS OF CREDIT RISKS

         Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2000, the Company had approximately $780,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

         (f)      CASH EQUIVALENTS

         The Company considers all short term investments in securities that mature in 90 days or less to be cash equivalents.

         (g)      INVENTORY

         The Company's inventory consists principally of merchandise held for sale. The Company carries its inventory at the lower of cost or market. Cost is determined on an average cost basis.

         (h)      ALLOWANCE FOR BAD DEBTS

         The Company provides an allowance for bad debts based on prior collection experience.

         (i)      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (j)      GEOGRAPHIC AREA OF OPERATIONS AND INTEREST RATES

         The Company owns and operates Renaissance Faires principally in four major metropolitan areas of the U.S.A. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in four areas, this concentration of operations results in an associated risk and uncertainty.

         (k)      BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has minimal stockholders' equity and a working capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital and to sell certain real estate owned.

         In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

         Management believes that its ability to raise additional capital and attempting to sell certain real estate owned provide an opportunity for the Company to continue as a going concern.

(2)      COMMON AND PREFERRED STOCK

         The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock.

         During January, 1995 the Company sold in a public offering 1,035,000 units of its securities. Each unit consisted of one share of common stock and one Class A warrant and one Class B warrant. Each Class A warrant entitled the warrant holder thereof to purchase one share of common stock at a price of $4.00 per share through January 27, 2000. Each Class B warrant entitled the holder thereof to purchase one share of common stock at a price of $5.25 per share through January 27, 2000. These warrants were changed based upon the forward two-

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(2)      COMMON AND PREFERRED STOCK, CONTINUED

         for-one split effective October 17, 1996 and the reverse one-for-five stock split effective February 23, 1998, decreasing the number of warrants on a one-for-two and one-half basis and increasing the exercise price to $10.00 and $13.125 per share respectively. These warrants were immediately exercisable. The warrants were redeemable by the Company at a price of $.05 per warrant upon 30 days' notice mailed within ten days after the closing bid price of the Company's common stock has equaled or exceeded 150% of the then current respective warrant exercise price for a period of 20 consecutive trading days. The holders of the warrants called for redemption were granted exercise rights until the close of business on the date preceding the date fixed for redemption. These warrants expired in the year ended December 31, 2000.

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

         During 2000, in connection with financing activities, the Company replaced a certain warrant dated November 12, 1997 pursuant to an Amendment of Lease Agreement dated December 17, 1999.

 (3)     NOTES PAYABLE

         Notes payable at December 31, 2000 are summarized as follows:

         Note payable to bank at 9.25%, monthly principal and interest payment currently of $15,396, increasing over the term of the loan through July
         31, 2002, collateralized by land and improvements.                         $   274,113

         Note payable to Mortgage lender, collateralized by all assets and prior perfected to all debt except note payable bank. Interest only payments payable at 13% from February 1, 2001 through June 1, 2001. Principal and interest payments from July 1, 2001 through November 1, 2001 in an amount equal to a five year amortization of the outstanding balance as of June 1, 2001

         Balance due in full on September 1, 2001.                                      605,827

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(3)      NOTES PAYABLE, CONTINUED

         Notes payable to primarily related parties, Consisting of two promissory notes of equal value to each party, identical in nature except that one note is convertible to common stock at a
         price of $.30 per share. Interest is payable quarterly
         at 12%, balance due in full on August 31, 2001.                                 575,000

         Notes payable to equipment manufacturers collateralized by certain equipment, payable in monthly installments of principal and interest;
         final payments due in 2003, interest ranging from 9.776% to 22%.                 61,776
                                                                                     -----------
         Total                                                                         1,516,716
         Less current portion                                                          1,370,836
                                                                                     -----------
         Long-term portion                                                           $   145,880
                                                                                     ===========

         Principal payments due on notes payable for each of the next five fiscal years ending December 31 and in the aggregate thereafter, are as follows:

                  2001                                        $ 1,370,836
                  2002                                            127,574
                  2003                                             16,537
                  Thereafter                                        1,769
                                                              -----------
                                                              $ 1,516,716
                                                              ===========

(4)      LEASES

         The Company leases the New York Faire site with terms expiring through the year 2001. Annual lease payments on the New York Faire site are $338,905 for 2000 and $360,000 for 2001.

         Effective January 21, 1998, the Company entered into an operating lease at 275 Century Circle in Louisville, Colorado for office facilities. Initial monthly rental payments are $3,603 plus 27% of operating costs with annual increases tied to the CPI for a term of five years.

         Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

           Year Ending
           December 31,
                  2001                           1,168,236
                  2002                             663,236
                  2003                             645,000
                  2004                             716,667
                  2005                             741,667
           Thereafter                            8,069,083
                                               -----------
           Total                               $12,003,889
                                               ===========

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

(4)      LEASES, CONTINUED

         Rent expense for the year ended December 31, 2000 and for the year ended December 31, 1999 totaled approximately $974,233 and $1,033,328, respectively. See Note 13 for subsequent event.

(5)      GOODWILL AND COVENANT NOT TO COMPETE

         The cost of the acquisition of the California Faire assets and business as described in Note 1 in excess of the fair value of assets acquired has been recorded as goodwill in the accompanying financial statements. Goodwill is being amortized on a straight-line basis over fifteen years. Management reviews the carrying value of goodwill on a periodic basis, at least annually, to determine if there is any impairment in value. If management determines that the carrying value is not recoverable over the remaining amortization term, the excess balance, if any, will be expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. As of December 31, 2000 the Company's net carrying value for goodwill was $418,122 after amortization.

         In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are fully amortized at December 31, 2000.

(6)      INCOME TAXES

         As of December 31, 2000, there are no current or deferred income taxes payable. As of December 31, 2000, the Company has total deferred tax assets of approximately $1,400,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,400,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

         The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $9,400,000 which may be applied against future taxable income, expiring in various years through 2020. The available net operating loss carryforwards may be reduced if there is a 50% or more change in ownership.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(7)      PROPERTY AND EQUIPMENT

         Land                               $ 2,320,283
         Buildings and Improvements           1,859,967
         Office Furniture and Equipment         475,134
         Costumes, Props and Other Assets     1,682,489
                                            -----------
          Sub-total                           6,337,873
         Less Accumulated Depreciation       (2,423,663)
                                             ----------
          Total                               3,914,210
                                             ==========

(8)      WARRANTS AND OPTIONS

         At December 31, 2000, the Company had 2,182,766 warrants and options outstanding with expiration dates through 2005. The following is a summary of the options and warrants outstanding at December 31, 2000:

          Number                   Exercise Price               Expiration Date
         ---------                 --------------               ---------------
             7,000                     $ 1.125                   June, 2001
           958,333                     $  .30                    August, 2001
            99,600                     $ 1.51                    March, 2003
           168,000                     $  .31                    November, 2003
           131,833                     $  .81                    June, 2003
           100,000                     $  .30                    November, 2003
           375,000                     $  .53                    March, 2004
             8,000                     $  .53                    April, 2004
           180,000                     $  .30                    October, 2004
            75,000                     $  .81                    December, 2005
            80,000                     $  .81                    June, 2005
         ---------
         2,182,766
         =========

         During the year ended December 31, 1998, 286,833 options were granted of which 74,500 have exercise prices of $.31 expiring in November, 2003 and 212,333 have exercise prices of $.81 expiring in June, 2003. During the year ended December 31, 1999, 275,000 options were granted which have exercise prices of $.53 expiring in March, 2004. Also during the year ended December 31, 1999, the Company replaced a warrant for 100,000 shares with an exercise price of $.30 expiring in November 2003. During the year ended December 31, 2000, 180,000 options were granted which have exercise prices of $.16 expiring in October, 2004 and 8,000 options were granted which have exercise prices of $.53 expiring in April, 2004. In addition, 958,333 convertible debentures were issued which have exercise prices of $.30 expiring in August 2001. The options granted during 1999 and 2000 were principally granted to employees and directors of the Company. The exercise prices at the dates of grants approximated market value of the common stock. Therefore, no compensation expense was recorded in the financial statements related to the options since the estimated fair value would not be material.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

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

(11)     SALE LEASE BACK TRANSACTION

         During November, 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a 20 year non-cancellable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 2000, the outstanding balance on the finance obligation was $3,991,494 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company is a minority interest investor in the Company which purchased this property.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(11)     SALE LEASE BACK TRANSACTION, CONTINUED

         On December 17, 1999, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a one-time restructuring of rental payments. During the time period between December 1, 1999 and May 31, 2000 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time between June 1, 2000 through November 30, 2000, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment the company agreed to terminate the existing warrant and issue a new warrant. The original warrant provided for 100,000 shares at $.30 per share and expires November, 2003. The warrant in 1999 grants 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The 1999 warrant is on the same terms and conditions as contained in the original warrant.

(12)     WRITE-DOWN OF VIRGINIA SITE

         On October 27, 1999, the board of directors decided to discontinue operations at the Virginia site. Efforts are underway to sell the property. The 1999 and 2000 financial statements include a loss of $2,121,334 and $467,272, respectively, related to the write-down of the property due to closure of the site. Included in this loss are estimated accrued closing expenses of $65,000. The property is pledged as collateral on a first and second mortgage totaling $879,940.

(13)     EMPLOYMENT AGREEMENTS

         Effective December 11, 1998, the Company entered into employment agreements with its Chief Executive Officer and President. The agreements become effective at such time as a change of control (as defined by the acquisition by any individual, entity or group of 30% or more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company) takes place. These agreements have a term of three years beginning with a change in control of the Company.

(14)     SUBSEQUENT EVENTS

         The Company's leases for two of its four Faire sites have or will expire in 2001. To date no leases have been obtained to extend operations beyond 2001. Management is pursuing leases in each location. An unsuccessful lease negotiation in 1999 for Northern California resulted in a loss of $70,000 of a $100,000 deposit made in 1998.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

(14)     SUBSEQUENT EVENTS, CONTINUED

         Effective February 27, 2001, the board of directors granted stock options of 100,000 and 50,000, respectively, to two officers of the Company at an exercise of $.20 per share. The options are to vest one-third per year, commencing February 27, 2002. The granting of these options are subject to approval of shareholders as there were insufficient options to fulfill the transaction.