Form 10QSB
period 2001-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 2001-05-15
CIK 838782

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
                For the quarterly period ended MARCH 31, 2001

                                       or

     [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
         Exchange act of 1934.
           For the transition period from __________ to__________

                         Commission File Number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              COLORADO                             84-1094630
        --------------------                    ------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization               Identification No.)

    275 CENTURY CIRCLE, SUITE 102, LOUISVILLE, COLORADO              80027
    ---------------------------------------------------           ----------
       (Address of principal executive offices)                   (Zip Code)

                                 (303) 664-0300
                                ---------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
                                (Former Address)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2001, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I.           FINANCIAL INFORMATION

         Item I.           Financial Statements

                           Review Report of Independent Certified Public Accountant                3

                           Balance Sheets as of March 31, 2001 (Unaudited)                         4
                                    and December 31, 2000

                           Statements of Operations for the Three Months
                                    Ended March 31, 2001 and 2000
                                    (Unaudited)                                                    5

                           Statements of Cash Flows for the Three Months
                                    Ended March 31, 2001 and 2000
                                    (Unaudited)                                                    6

                           Notes to Financial Statements                                           7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8

PART II.  OTHER INFORMATION                                                                       13

                        -----------------------------

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

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Renaissance Entertainment Corporation
Louisville, Colorado

We have reviewed the accompanying balance sheet of Renaissance Entertainment Corporation as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Renaissance Entertainment Corporation.

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

                                                Schumacher & Associates, Inc.
                                                Certified Public Accountants
                                                2525 Fifteenth Street, Suite 3H
                                                Denver, Colorado 80211

May 8, 2001

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                                     ASSETS
                                                                               March 31,              December 31,
                                                                                 2001                    2000
                                                                          -----------------      -------------------
                                                                             (Unaudited)
Current Assets:
     Cash and equivalents                                                 $          193,696     $         1,002,804
     Accounts receivable (net)                                                         5,261                   7,286
     Inventory                                                                       106,038                 104,532
     Note receivable, current portion                                                 16,534                  17,400
     Prepaid expenses and other                                                      670,329                 258,121
                                                                          ------------------       ------------------
       Total Current Assets                                                          991,858               1,390,143

     Property and equipment, net of accumulated depreciation                       3,942,982               3,914,210
     Goodwill                                                                        405,453                 418,122
     Note receivable, net of current portion                                         124,389                 128,679
     Other assets                                                                    781,936                 773,303
                                                                          ------------------      -------------------
TOTAL ASSETS                                                              $        6,246,618      $        6,624,457
                                                                          ==================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                $          851,754     $           558,261
     Notes payable, current portion                                                1,370,853               1,370,836
     Unearned income                                                                 419,047                 193,668
                                                                          ------------------      ------------------
       Total Current Liabilities                                                   2,641,654               2,122,765

     Lease obligation payable                                                      4,035,423               3,991,494
     Notes payable, net of current portion                                           115,380                 145,880
     Other                                                                           252,790                 246,865
                                                                          ------------------     -------------------
       Total Liabilities                                                           7,045,247               6,507,004
                                                                          ------------------     -------------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares authorized,
       2,144,889 and 2,144,889 shares issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively                          64,346                  64,346
     Additional paid-in capital                                                    9,430,827               9,430,827
     Accumulated earnings (deficit)                                              (10,293,802)             (9,377,720)
                                                                          ------------------     -------------------
       Total Stockholders' Equity                                                   (798,629)                117,453
                                                                          ------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       6,246,618      $         6,624,457
                                                                          ==================     ===================

   The accompanying notes are an integral part of the financial statements.


                      RENAISSANCE ENTERTAINMENT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                ----------------------------------------------
                                                                        2001                        2000
                                                                ----------------------     -------------------
REVENUE:

         Sales                                                        $   2,807                   $   3,144
         Faire operating costs                                              149                         -0-
                                                                ---------------            ----------------
           Gross Profit                                                   2,658                       3,144
                                                                ---------------            ----------------

OPERATING EXPENSES:
         Salaries                                                       374,252                     338,244
         Depreciation and amortization                                   87,842                      87,204
         Other operating expenses                                       348,563                     376,843
                                                                ---------------            ----------------
           Total Operating Expenses                                     810,657                     802,291
                                                                ---------------            ----------------

Net Operating (Loss) Income                                            (807,999)                   (799,147)
                                                                ---------------            ----------------

Other Income (Expenses):
         Interest income                                                 20,874                      17,239
         Interest (expense)                                            (140,338)                   (131,780)
         Other income (expense)                                          11,387                      18,315
                                                                ---------------            ----------------
           Total Other Income (Expenses)                               (108,077)                    (96,226)
                                                                ---------------            ----------------

Net Income (Loss) to Common Stockholders                              $(916,076)                  $(895,373)
                                                                ===============            ================

Net Income (Loss) per Common Share                                    $   (0.43)                  $   (0.42)
                                                                ===============            ================

Weighted Average Number of Common Shares Outstanding                  2,144,889                   2,144,889
                                                                ===============            ================

   The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                      Three Months ended
                                                                                                            March 31,
                                                                                           ---------------------------------------
                                                                                              2001                        2000
                                                                                           -----------                 -----------
Cash Flows from Operating Activities:
   Net income (Loss)                                                                       $  (916,076)                $  (895,373)
                                                                                           -----------                 -----------
   Adjustments to reconcile net income (Loss)
   to net cash provided by operating
   activities:
       Depreciation and amortization                                                            87,842                      87,204
       (Increase) decrease in:
         Accounts Receivable                                                                     2,025                      (9,137)
         Inventory                                                                              (1,506)                          0
         Prepaid expenses and other                                                           (421,314)                   (264,107)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                                 293,493                     (14,710)
         Unearned revenue and other                                                            231,304                     163,599
                                                                                           -----------                 -----------
           Total adjustments                                                                   191,844                     (37,151)
                                                                                           -----------                 -----------
Net Cash Provided by Operating
  Activities                                                                                  (724,232)                   (932,524)
                                                                                           -----------                 -----------

Cash Flows from Investing Activities:

   Acquisition of property and equipment                                                       (98,322)                     (1,664)
                                                                                           -----------                 -----------
Net Cash (Used in) Investing Activities                                                        (98,322)                     (1,664)
                                                                                           -----------                 -----------

Cash Flows from Financing Activities:
   Proceeds from notes payable                                                                  69,667                     350,000
   Principal payments on notes payable                                                         (56,221)                     (9,063)
                                                                                           -----------                 -----------
Net Cash Provided by Financing Activities                                                       13,446                    340,937
                                                                                           -----------                 -----------

Net Increase (Decrease) in Cash                                                               (809,108)                   (593,251)
Cash, beginning of period                                                                  $ 1,002,804                 $ 1,049,044
                                                                                           -----------                 -----------
Cash, end of period                                                                        $   193,696                 $   455,793
                                                                                           ===========                 ===========
Interest paid                                                                              $   140,338                 $   131,780
                                                                                           ===========                 ===========

   The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

1.       UNAUDITED STATEMENTS

         The balance sheet as of March 31, 2001, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2001 and for all periods presented, have been made.

         These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

2.       CALCULATION OF EARNINGS (LOSS) PER SHARE

         The earnings (loss) per share is calculated by dividing the net income
         (loss) to common stockholders by the weighted average number of common shares outstanding.

3.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Prior to fiscal 2000, the Company had sustained operating losses and has a net capital deficiency.

         In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire has had a negative impact on the Company's cash flow and net income since its opening in 1996. The Company has granted a party an option to purchase the 250 acres of land on which the Faire is located and anticipates a closing date before the end of the third quarter 2001.

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

The Company has a lease for the 2001 Faire season to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2001 Faire season to operate the Northern California Faire at the same location used in 1999 and 2000, in Vacaville. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company is currently seeking to purchase property or obtain a long-term lease for the Northern California Faire and New York Faire sites for the 2002 season and beyond. It is critical to the financial condition of the Company, that it obtain long-term leases or purchase property for its Northern California and New York Faires.

The Company had a working capital deficit of ($1,649,796) as of March 31, 2001. The Company has negotiated a short-term loan that will provide working capital in the amount of $200,000 for use in opening it's 2001 Faire season. This loan requires a 1% origination fee, 15% interest and matures on June 30, 2001. These funds will be provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors and one other director. As of the filing date of this report, none of the funds available have been borrowed. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the Company's Faire locations continue throughout the year, as do corporate expenses.

Operating expenses increased $8,366 or 1%, from $802,291 in 2000 to $810,657 in 2001. Salary and wage expense increased $36,008 or 11% from $338,244 in 2000 to $374,252 in 2001. Certain salary and wage cost savings that were concentrated in the first quarter of 2000, such as expenses associated with the layoff of personnel, were not planned for nor realized in 2001. Other operating expenses decreased $28,280 or 8% from $376,843 in 2000 to $348,563 in 2001 representing the continued efforts by management to restructure and lower expenses. Depreciation and amortization expense increased $638 or 1% from $87,204 in 2000 to $87,842 in 2001.

As a result of the foregoing, net operating loss (before interest charges and other income) increased $8,852 or 1% from a loss of ($799,147) for the 2000 period to a loss of ($807,999) for the 2001 period.

Interest income increased $3,635 from $17,239 in 2000 to $20,874 in 2001. Interest expense increased $8,558 from $131,780 in 2000 to $140,338 in 2001. Other income decreased $6,928 from $18,315 in 2000 to $11,387 in 2001.

Net loss to common stockholders increased $20,703 or 2%, from a loss of ($895,373) for the 2000 period, to a loss of ($916,076) for the 2001 period. Finally, net (loss) per common share increased from a loss of ($.42) for the 2000 period to a loss of ($.43) for the 2001 period, based on 2,144,889 weighted average shares outstanding during the 2000 and 2001 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during the quarter ended March 31, 2001, from ($732,622) at December 31, 2000 to ($1,649,796) at March 31, 2001.
The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

The Company has negotiated a short-term loan that will provide working capital in the amount of $200,000 for use in opening it's 2001 Faire season. This loan requires a 1% origination fee, 15% interest and matures on June 30, 2001. These funds will be provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors and one other director. As of the filing date of this report, none of the funds available have been borrowed.

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

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2001, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, decreased from $1,390,143 at December 31, 2000 to $991,858 at March 31, 2001, a decrease of $398,285 or 29%.
Of these amounts, cash and cash equivalents decreased from $1,002,804 at December 31, 2000 to $193,696 at March 31, 2001. Accounts receivable decreased from $7,286 at December 31, 2000 to $5,261 at March 31, 2001. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $258,121 at December 31, 2000 to $670,329 at March 31, 2001. These costs are expensed once the Faires are operating.

Current liabilities increased from $2,122,765 at December 31, 2000, to $2,641,654 at March 31, 2001, an increase of $518,889 or 24%. During the quarter, accounts payable and accrued expenses increased $293,493 or 53%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $193,668 at December 31, 2000 to $419,047 at March 31, 2001. The revenue is recognized once the Faires are operating. The Company's notes payable accounts for $1,370,853 of the total current liabilities at March 31, 2001. This amount is largely attributable to the aforementioned second mortgage on the Virginia property ($600,000) and the working capital loan ($575,000) that both mature before the end of the third quarter of 2001.

Stockholders' Equity decreased from $117,453 at December 31, 2000 to ($798,629) at March 31, 2001, a decrease of $916,082. This decrease is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 2000 and the first three months of fiscal 2001 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

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

         RECENT LOSSES. Until 2000, the Company had incurred operating losses since fiscal 1995. Although the Company was profitable in 2000, the net profit of $136,973 is not substantial. For the quarter ended March 31, 2001, the Company reported a net loss of ($916,076). The Company typically reports a loss for the first quarter of any operating season because ongoing operating expenses are incurred without any offsetting revenue generating activities. There is no assurance that the Company will remain profitable in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,649,796) as of March 31, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company has negotiated a short-term loan that will provide working capital in the amount of $200,000 for use in opening it's 2001 Faire season. This loan requires a 1% origination fee, 15% interest and matures on June 30, 2001. These funds will be provided by Charles S. Leavell ($100,000), Chairman of the Board of Directors and one other director. As of the filing date of this report, none of the funds available have been borrowed. Based on the Company's planned operations for 2001, the Company believes it has adequate capital to fund operations for 2001, to fund required capital expenditures during the year and to repay the second mortgage on the Virginia property and other short-term indebtedness. To the extent that operations do not provide the necessary working capital during 2001, the Company may need to obtain additional capital for 2001 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

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

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  The Company was not required to file a report on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RENAISSANCE ENTERTAINMENT CORPORATION

Dated:     MAY 10, 2001                          /s/ CHARLES S. LEAVELL
                                           -----------------------------------
                                           Charles S. Leavell, Chief Executive
                                            and Chief Financial Officer


                                                     /s/ SUE E. BROPHY
                                           -----------------------------------
                                           Sue E. Brophy, Chief Accounting
                                            Officer