Form 10QSB
period 2001-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 2001-08-16
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.
                  For the quarterly period ended June 30, 2001

                                       or

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

                                /X/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2001, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                                                PAGE
                                                                                                               NUMBER
PART I        FINANCIAL INFORMATION

         Item I            Financial Statements

                           Review Report of Independent Certified Public Accountant ..........................    3

                           Balance Sheets as of June 30, 2001 (Unaudited)
                                    and December 31, 2000 ....................................................    4

                           Statements of Operations for the Three Months
                                    Ended June 30, 2001 and 2000
                                    (Unaudited) ..............................................................    5

                           Statements of Operations for the Six Months
                                    Ended June 30, 2001 and 2000
                                    (Unaudited) ..............................................................    6

                           Statements of Cash Flows for the Six Months
                                    Ended June 30, 2001 and 2000
                                    (Unaudited) ..............................................................    7

                           Notes to Financial Statements .....................................................    8

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations .....................................    9

PART II.  OTHER INFORMATION ..................................................................................   16


                            ------------------------

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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Renaissance Entertainment Corporation
Louisville, Colorado

We have reviewed the accompanying balance sheet of Renaissance Entertainment Corporation as of June 30, 2001, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Renaissance Entertainment Corporation.

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

                          Schumacher & Associates, Inc.
                          Certified Public Accountants
                          2525 Fifteenth Street, Suite 3H
                          Denver, Colorado 80211

August 10, 2001

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,               December 31,
                                                                                  2001                      2000
                                                                                  ----                      ----
                                                                               (Unaudited)
Current Assets:

     Cash and equivalents                                                 $          180,145     $        1,002,804
     Accounts receivable (net)                                                       174,293                  7,286
     Inventory                                                                       200,783                104,532
     Note receivable, current portion                                                 16,951                 17,400
     Prepaid expenses and other                                                      917,270                258,121
                                                                          ------------------     ------------------
       Total Current Assets                                                        1,489,442              1,390,143

     Property and equipment, net of accumulated depreciation                       4,019,449              3,914,210
     Goodwill                                                                        392,784                418,122
     Note receivable, net of current portion                                         119,992                128,679
     Other assets                                                                    824,346                773,303
                                                                          ------------------     ------------------
TOTAL ASSETS                                                              $        6,846,013     $        6,624,457
                                                                          ==================     ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable and accrued expenses                                $        1,180,329     $          558,261
     Notes payable, current portion                                                1,371,664              1,370,836
     Unearned income                                                                 408,368                193,668
                                                                          ------------------     ------------------
       Total Current Liabilities                                                   2,960,361              2,122,765

     Lease obligation payable                                                      4,053,010              3,991,494
     Notes payable, net of current portion                                            67,593                145,880
     Other                                                                           239,709                246,865
                                                                          ------------------     ------------------
       Total Liabilities                                                           7,320,673              6,507,004
                                                                          ------------------     ------------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares authorized,
       2,144,889 and 2,144,889 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                              64,346                 64,346
     Additional paid-in capital                                                    9,430,827              9,430,827
     Accumulated earnings (deficit)                                              (9,969,833)            (9,377,720)
                                                                          ------------------     ------------------
       Total Stockholders' Equity                                                  (474,660)                117,453
                                                                          ------------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        6,846,013      $       6,624,457
                                                                          ==================     ===================

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30
                                                                     ---------------------------------------
                                                                        2001                         2000
                                                                        ----                         ----
REVENUE:
         Sales                                                       $3,675,040                   $3,851,416
         Faire operating costs                                          994,408                    1,219,334
                                                                      ---------                    ---------
           Gross Profit                                               2,680,632                    2,632,082
                                                                      ---------                    ---------

OPERATING EXPENSES:
         Salaries                                                       967,497                      975,816
         Depreciation and amortization                                   94,318                       87,581
         Advertising                                                    416,648                      392,333
         Other operating expenses                                       745,698                      582,590
                                                                      ---------                    ---------
           Total Operating Expenses                                   2,224,161                    2,038,320
                                                                      ---------                    ---------
Net Operating (Loss) Income                                             456,471                      593,762
                                                                      ---------                    ---------
Other Income (Expenses):
         Interest income                                                 13,904                       14,204
         Interest (expense)                                           (134,136)                    (165,766)
         Other income (expense)                                        (12,276)                    (152,103)
                                                                      ---------                    ---------
           Total Other Income (Expenses)                              (132,508)                    (303,665)
                                                                      ---------                    ---------

Net Income (Loss) before (Provision)

     Credit for Income Taxes                                            323,963                      290,097

(Provision) Credit for Income Taxes                                          --                           --
                                                                      ---------                    ---------
Net Income (Loss) to Common Stockholders                             $  323,963                   $  290,097
                                                                      ---------                    ---------
                                                                      ---------                    ---------
Net Income (Loss) per Common Share                                        $0.15                        $0.14
                                                                      ---------                    ---------
                                                                      ---------                    ---------
Weighted Average Number of Common Shares Outstanding                  2,144,889                    2,144,889
                                                                      ---------                    ---------
                                                                      ---------                    ---------

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                Six Months Ended
                                                                                    June 30
                                                                        ---------------------------------
                                                                        2001                         2000
                                                                        ----                         ----
REVENUE:
         Sales                                                       $3,677,847                   $3,854,560
         Faire operating costs                                          994,557                    1,219,334
                                                                      ---------                    ---------
           Gross Profit                                               2,683,290                    2,635,226
                                                                      ---------                    ---------

OPERATING EXPENSES:
         Salaries                                                     1,341,747                    1,314,060
         Depreciation and amortization                                  182,161                      174,785
         Advertising                                                    416,649                      392,333
         Other operating expenses                                     1,094,261                      959,432
                                                                      ---------                    ---------
           Total Operating Expenses                                   3,034,818                    2,840,610
                                                                      ---------                    ---------

Net Operating (Loss) Income                                           (351,528)                    (205,384)
                                                                      ---------                    ---------

Other Income (Expenses):
         Interest income                                                 34,779                       31,443
         Interest (expense)                                           (274,474)                    (297,545)
         Other income (expense)                                           (890)                    (133,788)
                                                                      ---------                    ---------
           Total Other Income (Expenses)                              (240,585)                    (399,890)
                                                                      ---------                    ---------
Net Income (Loss) before (Provision)

     Credit for Income Taxes                                          (592,113)                    (605,274)

(Provision) Credit for Income Taxes                                          --                           --
                                                                      ---------                    ---------
Net Income (Loss) to Common Stockholders'                           $ (592,113)                  $ (605,274)
                                                                      ---------                    ---------
                                                                      ---------                    ---------
Net Income (Loss) per Common Share                                      $(0.28)                      $(0.28)
                                                                      ---------                    ---------
                                                                      ---------                    ---------
Weighted Average Number of Common Shares Outstanding                  2,144,889                    2,144,889
                                                                      ---------                    ---------
                                                                      ---------                    ---------

The accompanying notes are an integral part of the financial statements

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     Six Months Ended
                                                                           June 30
                                                               --------------------------------
                                                               2001                        2000
                                                               ----                        ----
   Cash Flows from Operating Activities:
      Net income (Loss)                                    $ (592,113)                 $ (605,274)
                                                             --------                  ----------
      Adjustments to reconcile net income (Loss)
       to net cash provided by operating
       activities:
          Depreciation and amortization                        182,161                     174,785
          Gain (loss) on disposal of assets                          0                           0
          (Increase) decrease in:
            Accounts Receivable                              (167,007)                    (25,464)
            Notes Receivable                                     9,136                   (150,000)
            Inventory                                         (96,251)                    (54,921)
            Prepaid expenses and other                       (721,442)                   (753,250)
          Increase (decrease) in:
            Accounts payable and accrued expenses              622,068                    (95,034)
            Unearned revenue and other                         207,544                     446,128
                                                             --------                  ----------
              Total adjustments                                 36,209                   (457,756)
                                                             --------                  ----------
   Net Cash (Used in) Operating Activities                   (555,904)                 (1,063,030)
                                                             ========                  ==========

   Cash Flows from Investing Activities:
      Acquisition of property and equipment                  (250,812)                   (180,302)
                                                             --------                  ----------
   Net Cash (Used in) Investing Activities                   (250,812)                   (180,302)
                                                             --------                  ----------
   Cash Flows from Financing Activities:
      Common stock issued and additional
        paid-in capital                                              0                           0
      Proceeds from notes payable                               27,837                     597,832
      Principal payments on notes payable                     (43,780)                    (37,044)
                                                             --------                  ----------
   Net Cash Provided by (Used in) Financing Activities        (15,943)                     560,788
                                                             --------                  ----------
   Net (Decrease) in Cash                                    (822,659)                   (682,544)
   Cash, beginning of period                                 1,002,804                   1,049,044
                                                             --------                  ----------
   Cash, end of period                                      $  180,145                  $  366,500
                                                             ========                  ==========
   Interest paid                                            $  274,474                  $  297,545
                                                             ========                  ==========

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (Unaudited)

1.       UNAUDITED STATEMENTS

         The balance sheet as of June 30, 2001, the statements of operations for the three month and six month periods ended June 30, 2001 and 2000 and the statements of cash flows for the six month periods ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2001 and for all periods presented, have been made.

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

3.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses during four of the last five years and has a net capital deficiency.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire had a negative impact on the Company's cash flow and net income since its opening in 1996. The Company has granted a party an option to purchase the 250 acres of land on which the Faire is located and anticipates a closing date before the end of the third quarter of 2001.

On April 6, 2000 the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed the Company's interest in certain assets previously used by the Bristol Faire in its' food operation. As part of this agreement, Willows Fare, LLC was granted a seven-year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest began August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

The Company has a lease for the 2001 Faire season to operate the New York Faire in Sterling Forest. The Company has a one-year lease for the 2001 Faire season to operate the Northern California Faire at the same location used in 1999 and 2000, in Vacaville. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company is currently seeking to purchase property or obtain a long-term lease for the Northern California Faire and New York Faire sites for the 2002 season and beyond. It is critical to the financial condition of the Company that it obtain long-term leases or purchase property for its Northern California and New York Faires.

The Company had a working capital deficit of ($1,470,919) as of June 30, 2001. See "LIQUIDITY AND CAPITAL RESOURCES."

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues decreased $176,376 or 5% from $3,851,416 in 2000 to $3,675,040 in 2001.
Approximately $100,000 of this decrease is associated with the Company's Southern California Faire. In 2001, this Faire experienced a small decrease in gross attendance of 1% and lost it's off-premise ticket sales program which earned approximately $35,000 in 2000. The Company is currently working on reestablishing this program for 2002. In June 2001, the Company's Wisconsin Faire operated one day as compared to two in 2000 which created a temporary difference in revenue of approximately $75,000.

Cost of sales decreased $224,926 or 18% from $1,219,334 in 2000 to $994,408 in
2001. Approximately $100,000 of this decrease is associated with cost savings at the Southern California Faire that relate to the long-term lease for this site which provides various expense savings, many relating to the Faire structures remaining in place year-round. Approximately $75,000 of the decreases relates to the fact that the Wisconsin Faire operated one day in 2001 as compared to two in 2000.

Operating expenses (year-round operating costs and corporate overhead) increased $185,841 or 9%, from $2,038,320 in 2000 to $2,224,161 in 2001. Of the operating expenses, salaries decreased 1%, from $975,816 in 2000 to 967,497 in 2001 reflecting a $8,319 decrease for the 2001 period as compared to the 2000 period. Advertising expense showed a increase of $24,315 or 6%, from $392,333 in 2000 to $416,648 in 2001. Depreciation and amortization increased 8%, from $87,581 in 2000 to $94,318 in 2001. Other operating expenses (all other general and administrative expenses of the Company) increased $163,108 or 28%, from $582,590 in 2000 to $745,698 in 2001. Of this operating expense increase, $20,000 is attributable to an increase in rent expense for the Southern California Faire site. Approximately $30,000 was spent in the first six months of 2001 in negotiating for a long-term site for the Northern California Faire. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($20,000) and utility expense ($40,000).

As a result of the foregoing, net operating income (before interest charges and other income) decreased 23% from $593,762 for the 2000 period to $456,471 for the 2001 period

A 19% decrease in interest expense from $165,766 in 2000 to $134,136 in 2001 resulted from the Company's ability to raise less expensive capital.

Other expense decreased $139,827, from expense of $152,103 in 2000 to expense of $12,276 in 2001. In 1999, as a result of the closure of the Virginia Faire, the Company recorded an allowance for discontinued operations during the fourth quarter. This allowance was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense. In the second quarter of 2001, an additional $32,000 allowance was recorded.

Combining net operating income with other income/expense resulted in a $33,866 increase in net income before taxes, from income of $290,097 for the 2000 period to an income of $323,963 for the 2001 period.

Net income to common stockholders also increased $33,866, from $290,097 for the 2000 period to $323,963 for the 2001 period. Finally, net income per common share increased from $.14 for the 2000 period to $.15 for the 2001 period, based on 2,144,889 weighted average shares outstanding in the years 2000 and 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues decreased $176,713 or 5% from $3,854,560 in 2000 to $3,677,847 in 2001.
Approximately $100,000 of this decrease is associated with the Company's Southern California Faire. In 2001, this Faire experienced a small decrease in gross attendance of 1% and lost it's off-premise ticket sales program which earned approximately $35,000 in 2000. In June 2001, the Company's Wisconsin Faire operated one day as compared to two in 2000 which created a temporary difference in revenue of approximately $75,000.

Cost of sales decreased $224,777 or 18% from $1,219,334 in 2000 to $994,557 in
2001. Approximately $100,000 of this decrease is associated with cost savings at the Southern Faire that relate to the long-term lease for this site which provides various expense savings, many relating to the Faire structures remaining in place year-round. Approximately $75,000 of the decreases relates to the fact that the Wisconsin Faire operated one day in 2001 as compared to two in 2000.

Operating expenses increased $194,208 or 6%, from $2,840,610 in 2000 to $3,034,818 in 2001. Of the operating expenses, salaries increased 2%, from $1,314,060 in 2000 to $1,341,747 in 2001 reflecting a $27,687 increase for the
2001 period as compared to the 2000 period. Advertising expense showed an increase of $24,316 or 6%, from $392,333 in 2000 to $416,649 in 2001.
Depreciation and amortization increased 4%, from $174,785 in 2000 to $182,161 in 2001. Other operating expenses increased $134,829 or 7%, from $959,432 in 2000 to $1,094,261 in 2001. Of this operating expense increase, $20,000 is attributable to an increase in rent expense for the Southern California Faire site. Approximately $30,000 was spent in the first six months of 2001 in negotiating for a long-term site for the Northern California Faire. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($20,000) and utility expense ($40,000).

As a result of the foregoing, net operating loss (before interest charges and other income) increased 71% from ($205,384) for the 2000 period to ($351,528) for the 2001 period.

A 8% decrease in interest expense from $297,545 in 2000 to $274,474 in 2001 resulted from the Company's ability to raise less expensive capital.

Other expense decreased $132,898, from expense of $133,788 in 2000 to expense of $890 in 2001. In 1999, as a result of the closure of the Virginia Faire, the Company recorded an allowance for discontinued operations during the fourth quarter. This allowance was an estimate, representing the anticipated cost of administering the Virginia site for the year 2000. In the second quarter of 2000, this estimate was re-evaluated and determined to be inadequate to cover expenses through the year. As a result an additional allowance in the amount of $184,416 was recorded to other expense. In the second quarter of 2001, an additional $32,000 allowance was recorded.

Combining net operating loss with other income/expense resulted in a $13,161 decrease in net loss before taxes, from loss of ($605,274) for the 2000 period to an loss of ($592,113) for the 2001 period.

Net loss to common stockholders also decreased $13,161 from ($605,274) for the 2000 period to ($592,113) for the 2001 period. Finally, net loss per common share held at ($.28) for the 2000 and 2001 periods, based on 2,144,889 weighted average shares outstanding for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit widened during the six months ended June 30, 2001, from ($732,622) at December 31, 2000 to ($1,470,919) at June 30, 2001.
The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

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

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $1,390,143 at December 31, 2000 to $1,489,442 at June 30, 2001, an increase of $99,299 or 7%.
Of these amounts, cash and cash equivalents decreased from $1,002,804 at December 31, 2000 to $180,145 at June 30, 2001. Accounts receivable increased from $7,286 at December 31, 2000 to $174,293 at June 30, 2001. Inventory increased from $104,532 at December 31, 2000 to $200,783 at June 30, 2001. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $258,121 at December 31, 2000 to $917,270 at June 30, 2001. These costs are expensed once the Faires are operating.

Current liabilities increased from $2,122,765 at December 31, 2000, to $2,960,361 at June 30, 2001, an increase of $837,596 or 39%. During the quarter, accounts payable and accrued expenses increased $622,068 or 111%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $193,668 at December 31, 2000 to $408,368 at June 30, 2001. The revenue is recognized once the Faires are operating. The Company's notes payable accounts for $1,371,664 of the total current liabilities at June 30, 2001. This amount is largely attributable to the aforementioned second mortgage on the Virginia property ($600,000) and the working capital loan ($575,000) that both mature before the end of the third quarter of 2001.

Stockholders' Equity decreased from $117,453 at December 31, 2000 to ($474,660) at June 30, 2001, a decrease of $592,113. This decrease is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 2000 and the first six months of fiscal 2001 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

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

         RECENT LOSSES. Until 2000, the Company had incurred operating losses since fiscal 1995. Although the Company was profitable in 2000, the net profit of $136,973 was not substantial. For the six months ended June 30, 2001, the Company reported a net loss of ($592,113). The Company typically reports a loss for the first six months of any year because ongoing operating expenses are incurred to start up all the Faires without substantial offsetting revenue generating activities for three of the four events. There is no assurance that the Company will be profitable in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($1,470,919) as of June 30, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Based on the Company's planned operations for 2001, the Company believes it has adequate capital to fund operations for 2001, to fund required capital expenditures during the year and to repay the second mortgage on the Virginia property and other short-term indebtedness. To the extent that operations do not provide the necessary working capital during 2001, the Company may need to obtain additional capital for 2001 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. In 1999 and 2000, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a one-year lease. The Company has negotiated an additional one-year lease for 2001 to operate the Faire at the same location, the Nut Tree Farm. The Company is currently negotiating to purchase a long-term site for this Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

            None.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            The Company was not required to file a report on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RENAISSANCE ENTERTAINMENT CORPORATION


Dated:    August 13, 2001                  /s/ Charles S. Leavell
      ----------------------       --------------------------------------------
                                   Charles S. Leavell, Chief Executive and
                                      Chief Financial Officer

                                              /s/ Sue E. Brophy
                                   --------------------------------------------
                                    Sue E. Brophy, Chief Accounting Officer