Form 10-Q
period 2001-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 2001-11-16
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended September 30, 2001

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.

         For the transition period from _____________ to _____________

Commission File Number 0-23782


                      RENAISSANCE ENTERTAINMENT CORPORATION
                      -------------------------------------
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

                              [X] Yes    [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2001, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------
Part I. Financial Information

     Item I. Financial Statements

          Balance Sheets as of September 30, 2001 (Unaudited)
               and December 31, 2000                                           3

          Statements of Operations for the Three Months
               Ended September 30, 2001 and 2000
               (Unaudited)                                                     4

          Statements of Operations for the Nine Months
               Ended September 30, 2001 and 2000
               (Unaudited)                                                     5

          Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2000
               (Unaudited)                                                     6

          Notes to Financial Statements                                        7

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8

Part II. Other Information                                                    15


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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       2001                 2000
                                                                   -------------        ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                            $ 1,739,801          $ 1,002,804
   Accounts receivable (net)                                           191,454                7,286
   Notes receivable, current portion                                    17,378               17,400
   Inventory                                                           198,201              104,532
   Prepaid expenses and other                                          851,130              258,121
                                                                   -------------        ------------
      TOTAL CURRENT ASSETS                                           2,997,964            1,390,143

   Property and equipment, net of accumulated depreciation           2,864,924            3,914,210
   Note receivable, long-term portion                                  115,484              128,679
   Goodwill                                                            380,115              418,122
   Other assets                                                        936,050              773,303
                                                                   -------------        ------------
TOTAL ASSETS                                                       $ 7,294,537          $ 6,624,457
                                                                   =============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $ 1,350,086          $   558,261
   Notes payable, current portion                                      314,586            1,370,836
   Unearned income                                                     664,036              193,668
                                                                   -------------        ------------
      TOTAL CURRENT LIABILITIES                                      2,328,708            2,122,765

   Lease obligation payable                                          4,010,238            3,991,494
   Note payable, net of current portion                                 42,967              145,880
   Other                                                               203,367              246,865
                                                                   -------------        ------------
      TOTAL LIABILITIES                                              6,585,280            6,507,004

STOCKHOLDERS' EQUITY:
   Common stock, $.03 par value, 50,000,000 shares
      Authorized, 2,144,889 and 2,144,889 shares
      issued and outstanding at September 30, 2001
      and December 31, 2000 respectively                                64,346               64,346
   Additional paid-in capital                                        9,430,827            9,430,827
   Accumulated earnings (deficit)                                   (8,785,916)          (9,377,720)
      TOTAL STOCKHOLDERS' EQUITY                                       709,257              117,453
                                                                   -------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 7,294,537          $ 6,624,457
                                                                   =============        ============

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                 --------------------------------
                                                    2001                 2000
                                                 -----------          -----------
REVENUE:
   Sales                                         $ 7,107,549          $ 7,083,007
   Faire operating costs                           2,137,096            1,787,769
      Gross Profit                                 4,970,453            5,295,238

OPERATING EXPENSES:
   Salaries                                        1,314,814            1,191,446
   Depreciation and amortization                      93,950               93,676
   Advertising                                       889,818              796,491
   Other operating expenses                        1,373,422            1,175,722
                                                 -----------          -----------
      Total Operating Expenses                     3,672,004            3,257,335

Net Operating Income                               1,298,449            2,037,903

Other Income (Expenses):
   Interest income                                    19,284               28,700
   Interest (expense)                               (136,190)            (161,255)
   Other income(expense)                               2,374               19,482
                                                 -----------          -----------
      Total Other (Expense)                         (114,532)            (113,073)

Net Income before (Provision)                      1,183,917            1,924,830
   Credit for Income Taxes

(Provision) Credit for Income Taxes                       --                   --

NET INCOME TO COMMON STOCKHOLDERS                $ 1,183,917          $ 1,924,830
                                                 ===========          ===========
NET INCOME PER COMMON SHARE                      $      0.55          $      0.90
                                                 ===========          ===========
Weighted Average Number of Common Shares
   Outstanding                                     2,144,889            2,144,889
                                                 ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                 ----------------------------------
                                                     2001                  2000
                                                 ------------          ------------
REVENUE:
   Sales                                         $ 10,785,396          $ 10,937,567
   Faire operating costs                            3,131,654             3,007,103
      Gross Profit                                  7,653,742             7,930,464

OPERATING EXPENSES:
   Salaries                                         2,656,561             2,505,506
   Depreciation and amortization                      276,110               268,461
   Advertising                                      1,306,467             1,188,825
   Other operating expenses                         2,467,683             2,135,154
                                                 ------------          ------------
       Total Operating Expenses                     6,706,821             6,097,946

Net Operating Income                                  946,921             1,832,518

Other Income (Expenses):
   Interest income                                     54,063                60,143
   Interest (expense)                                (410,664)             (458,801)
   Other income(expense)                                1,484              (114,307)
                                                 ------------          ------------
       Total Other (Expense)                         (355,117)             (512,965)

Net Income before (Provision)                         591,804             1,319,553
   Credit for Income Taxes

(Provision) Credit for Income Taxes                        --                    --

NET INCOME TO COMMON STOCKHOLDERS                $    591,804          $  1,319,553
                                                 ============          ============
NET INCOME PER COMMON SHARE                      $       0.28          $       0.62

Weighted Average Number of Common Shares
   Outstanding                                      2,144,889             2,144,889

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                              --------------------------------
                                                                 2001                  2000
                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                 $   591,804          $ 1,319,553
   ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                            276,110              268,461
         Gain(loss) on disposal of assets                          (3,537)               3,652
         (INCREASE)DECREASE IN:
            Accounts receivable                                  (184,168)            (113,716)
            Notes receivable                                       13,217             (148,593)
            Inventory                                             (93,669)              (1,179)
            Prepaid expenses and other                           (770,748)            (871,204)
         INCREASE (DECREASE) IN:
            Accounts payable and accrued expenses                 791,824             (274,256)
            Unearned revenue and other                            426,870              281,164
                                                              -----------          -----------
               TOTAL ADJUSTMENTS                                  455,899             (855,671)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                1,047,703              463,882

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) in property and equipment                           829,713             (203,358)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  829,713             (203,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued and additional paid-in capital                  --                   --
   Proceeds from notes payable                                     27,837              609,967
   Principal payments on notes payable                         (1,168,256)            (159,391)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (1,140,419)             450,576

NET INCREASE (DECREASE) IN CASH                                   736,997              711,100
CASH, BEGINNING OF PERIOD                                       1,002,804            1,049,044
CASH, END OF PERIOD                                           $ 1,739,801          $ 1,760,144
                                                              ===========          ===========
INTEREST PAID                                                 $  (410,664)         $  (458,801)
                                                              ===========          ===========
INCOME TAX PAID(REFUND)                                                --                   --
                                                              ===========          ===========


    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of September 30, 2001, the statements of operations for the three month and nine month periods ended September 30, 2001 and 2000 and the statements of cash flows for the nine month periods ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2001 and for all periods presented, have been made.

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

3.   CONTINGENCY

     The Company is required to complete certain capital projects on an annual basis for one of its leases. At September 30, 2001, the exact amount of these expenditures was unknown, however, the Company estimates that the cost of these items should not exceed $1,000,000 over the next four years.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire had a negative impact on the Company's cash flow and net income since its opening in 1996. The Company completed the sale of this property in August, 2001 at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds set aside for use as working capital.

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

The Company has a lease for the 2002 Faire season to operate the New York Faire in Sterling Forest. The Company does not have a lease for the 2002 Faire season to operate the Northern California Faire. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company is currently seeking to purchase property or obtain a long-term lease for the Northern California Faire and New York Faire. It is critical to the financial condition of the Company that it obtain long-term leases or purchase property for its Northern California and New York Faires.

The Company had a working capital surplus of $669,256 as of September 30, 2001. See "LIQUIDITY AND CAPITAL RESOURCES."

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues increased $24,542 or 0.5% from $7,083,007 in 2000 to $7,107,549 in
2001. Revenue was anticipated to be higher during this period by approximately $300,000. The New York and Northern California Faires operated an additional weekend during the third quarter. Both Faires results of operations were negatively affected by the September 11th disaster in New York.

Cost of sales increased $349,327 or 20% from $1,787,769 in 2000 to $2,137,096 in
2001. The Northern California Faire and the New York Faire both operated one additional weekend during the third quarter of 2001. Thus increasing overall expenses for the third quarter as well as for fiscal 2001.

Operating expenses (year-round operating costs and corporate overhead) increased $414,669 or 13%, from $3,257,335 in 2000 to $3,672,004 in 2001. Of the operating expenses, salaries increased 10%, from $1,191,446 in 2000 to $1,314,814 in 2001 reflecting a $123,368 increase for the 2001 period as compared to the 2000 period. Advertising expense showed an increase of $93,327 or 12%, from $796,491 in 2000 to $889,818 in 2001. Depreciation and amortization increased less than 1%, from $93,676 in 2000 to $93,950 in 2001. Other operating expenses (all other general and administrative expenses of the Company) increased $197,700 or 17%, from $1,175,722 in 2000 to $1,373,422 in 2001. Of this operating expense increase, part is attributable to the additional weekend of operation at each of the Northern California and New York Faires. Operating an extra weekend resulted in higher wages paid to workers and requires more advertising dollars. In addition, in the third quarter approximately $25,000 was spent negotiating for a long-term site for the Northern California Faire. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($10,000), property taxes ($25,000), merchant fees ($12,000), payroll taxes ($15,000), rents, supplies and travel ($20,000).

As a result of the foregoing, net operating income (before interest charges and other income) decreased 36% from $2,037,903 for the 2000 period to $1,298,449 for the 2001 period

A 15% decrease in interest expense from $161,255 in 2000 to $136,190 in 2001 resulted from the Company's ability to raise less expensive capital.

Other income decreased $17,108, from income of $19,482 in 2000 to income of $2,374 in 2001.

Combining net operating income with other income/expense resulted in a $740,913 decrease in net income before taxes, from income of $1,924,830 for the 2000 period to an income of $1,183,917 for the 2001 period.

Net income to common stockholders also decreased $740,913, from $1,924,830 for the 2000 period to $1,183,917 for the 2001 period. Finally, net income per common share decreased from $.90 for the 2000 period to $.55 for the 2001 period, based on 2,144,889 weighted average shares outstanding in the years 2000 and 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues decreased $152,171 or 1% from $10,937,567 in 2000 to $10,785,396 in
2001. Revenue was anticipated to be higher during this period by approximately $300,000. The New York and Northern California Faires each operated an additional weekend during the third quarter. Both Faires results of operations were negatively affected by the September 11th disaster in New York.

Cost of sales increased $124,551 or 4% from $3,007,103 in 2000 to $3,131,654 in
2001. The Northern California Faire and the New York Faire both operated one additional weekend during the third quarter of 2001 thus increasing overall expenses.

Operating expenses increased $608,875 or 10%, from $6,097,946 in 2000 to $6,706,821 in 2001. Of the operating expenses, salaries increased 6%, from $2,505,506 in 2000 to $2,656,561 in 2001 reflecting a $151,055 increase for the
2001 period as compared to the 2000 period. Advertising expense showed an increase of $117,642 or 10%, from $1,188,825 in 2000 to $1,306,467 in 2001.
Depreciation and amortization increased 3%, from $268,461 in 2000 to $276,110 in 2001. Other operating expenses increased $332,529 or 16%, from $2,135,154 in 2000 to $2,467,683 in 2001. Of this operating expense increase, part is attributable to additional weekend of operation at the Northern California and New York Faires. Operating an extra weekend results in higher wages paid to workers and requires more advertising dollars. In addition, in the first nine months of the year approximately $55,000 was spent negotiating for a long-term site for the Northern California Faire. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($30,000), property taxes ($30,000), merchant fees ($20,000), payroll taxes ($35,000), utilities ($45,000) rents, supplies and travel ($145,000).

As a result of the foregoing, net operating income (before interest charges and other income) decreased 48% from $1,832,518 for the 2000 period to $946,921 for the 2001 period.

A 10% decrease in interest expense from $458,801 in 2000 to $410,664 in 2001 resulted from the Company's ability to raise less expensive capital.

Other income/expense decreased $115,791, from expense of $114,307 in 2000 to income of $1,484 in 2001. This difference is largely explained by a decrease in the expenses incurred for discontinued operations at the Virginia Renaissance Faire that the Company closed in 1999 and sold in 2001.

Combining net operating income with other income/expense resulted in a $727,749 decrease in net income before taxes, from $1,319,553 for the 2000 period to $591,804 for the 2001 period.

Net income to common stockholders also decreased $727,749 from $1,319,553 for the 2000 period to $591,804 for the 2001 period. Finally, net income per common share decreased from $.62 for 2000 to $.28 for the 2001 period, based on 2,144,889 weighted average shares outstanding for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit became positive during the nine months ended September 30, 2001, from ($732,622) at December 31, 2000 to $669,256 at
September 30, 2001. The Company's
working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($250,000), Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), President and a Director, and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001. On the maturity date, the non-convertible portion of the notes were retired. The maturity date for the convertible portion of the notes were extended until August 31, 2002 under the same terms and conditions of the original offer.

During 1999, the Company secured a second mortgage on its Virginia real estate that was to mature December 31, 2000. In December, 2000, the Company negotiated an extension of the maturity date of this note with the lender. The new terms of the loan required principal and interest payments of approximately $17,500 in January 2001 and July through August 2001. Interest payments approximating $6,500 were due February through June 2001. The final payment of approximately $575,000 was due September 1, 2001. This loan was retired in August, 2001 as a result of the sale of the Company's property in Virginia.

While the Company believes it has adequate capital to fund remaining operations for fiscal 2001, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, increased from $1,390,143 at December 31, 2000 to $2,997,964 at September 30, 2001, an increase of $1,607,821 or 116%. Of these amounts, cash and cash equivalents increased from $1,002,804 at December 31, 2000 to $1,739,801 at September 30, 2001. Accounts receivable increased from $7,286 at December 31, 2000 to $191,454 at September 30, 2001. Inventory increased from $104,532 at December 31, 2000 to $198,201 at September 30, 2001. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $258,121 at December 31, 2000 to $851,130 at September 30, 2001. These costs are expensed once the Faires are operating.

Current liabilities increased from $2,122,765 at December 31, 2000, to $2,328,708 at September 30, 2001, an increase of $205,943 or 10%. During the quarter, accounts payable and accrued expenses increased $791,825 or 142%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased from $193,668 at December 31, 2000 to $664,036 at September 30, 2001. The
revenue is recognized once the Faires are operating.

Stockholders' Equity increased from $117,453 at December 31, 2000 to $709,257 at September 30, 2001, an increase of $591,804. This decrease is due to the net income generated during the first nine months of 2001.

Although inflation can potentially have an effect on financial results, during 2000 and the first nine months of fiscal 2001, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The lease with the County of San Bernardino requires the Company to complete certain capital projects on an annual basis. These projects include items such as the construction of a perimeter fence, planting trees, developing flower and water gardens, planting grass, installing infrastructure and constructing buildings for use at the Faire. The Company is in the process of obtaining bids on the required projects for 2001. The Company estimates that the cost of these items should not exceed $500,000. The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2001. See "Factors That May Affect Future Operating Results-Need for Additional Capital" regarding the Company's financing requirements.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. Until 2000, the Company had incurred operating losses since fiscal 1995. Although the Company was profitable in 2000, the net profit of $136,973 was not substantial. For the nine months ended September 30, 2001, the Company reported net income of $591,804. There is no assurance that the Company will be profitable in any subsequent period.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $669,256 as of September 30, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Based on the Company's planned operations for 2001, the Company believes it has adequate capital to fund operations for the balance of 2001. The Company may need to obtain additional capital for future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. From 1999 through 2001, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under successive one-year leases. The Company does not have a site for the 2002 operating season. The Company is currently negotiating to obtain a long-term site for this Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

     POSSIBLE RELOCATION OF NEW YORK FAIRE. The Company has a lease for the 2002 Faire season to operate the New York Faire in Sterling Forest. The Company is negotiating with the owner of the Sterling Forest property to purchase this property and is investigating other possible locations for the New York Faire. However, there can be no assurance that the Company will be successful in securing a site for the New York Faire for the 2003 season, or that such arrangements will be on terms acceptable to the Company. Should the Company be unable to operate a New York Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     FAIRE SITES. In 2002, the Company currently has leases for three of its four Renaissance Faires. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

     INTANGIBLE ASSETS. As of September 30, 2001, the Company has unamortized goodwill recorded in the amount of $380,115. The original goodwill was recorded as a result of the 1994 acquisition of the Company's Northern and Southern California Renaissance Faires. In 1996, as a result of poor performance of the Southern Faire during the previous two years, the Company wrote down the remaining goodwill associated with that Faire. The balance of goodwill related to the Northern California Renaissance Faire and is being amortized over a 15-year period. The remaining goodwill will be fully amortized by 2009. In 2001, the Financial Accounting Standards Board and the SEC are requiring companies to evaluate the carrying value of their intangible assets, such as goodwill on a quarterly basis. As such, the Company has evaluated the unamortized goodwill and as of September 30, 2001 finds no reason to decrease the carrying value of this item.

                           PART II. OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

     None.

Item 2. CHANGES IN SECURITIES

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on October 30, 2001. At that meeting, the following five directors, constituting all members of the Board of Directors, were elected: Charles S. Leavell; Robert Geller; Sanford Schwartz; J. Stanley Gilbert; and Thomas Brown.

     Shareholders also approved a proposal to increase the number of shares reserved for issuance under the Company's 1993 Incentive Stock Plan from 750,000 to 1,250,000. The number of shares voting for the increase were 469,444; against were 299,546; abstentions were 13,308.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit

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

  10.20   Lease dated June 27, 2000 by and between San Bernardino County
          Community and Cultural Resources Department and the Company, incorporated by reference from



          Registrant's Annual Report on Form 10-KSB for the year ended December
          31, 2000.

  10.21   Lease dated May 30, 2000 by and between TKG Nut Tree, LLC and the
          Company, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  10.22   Lease agreement dated October 19, 2000 by and between Flying Squirrel
          Entertainment, LLC. and the Company, incorporated by reference from
          Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  10.23   Lease agreement dated November 29, 2000 by and between Vacaville
          Redevelopment Agency and City of Vacaville and the Company, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  10.24   Extension and Modification Agreement dated December 1, 2000 between
          Holly Mortgage Trust and the Company, incorporated by reference from
          Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  10.25 Amendment dated October 30, 2000 to Lease with Faire Partners, LLC, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  10.26 Guaranty Agreement of Charles S. Leavell dated October 27, 2000, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

**10.27   Lease and License Extension and Modification Agreement dated August 1,
          2001 between Sterling Forest, LLC and the Company.


* Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**   Filed herewith.

Reports on Form 8-K

     The Company was not required to file a report on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Renaissance Entertainment Corporation

Dated: November 15, 2001                /s/ Charles S. Leavell
       -----------------                ----------------------------------------
                                        Charles S. Leavell, Chief Executive and
                                        Chief Financial Officer



                                        /s/ Sue E. Brophy
                                        ----------------------------------------
                                        Sue E. Brophy, Chief Accounting Officer