Form 10KSB
period 2001-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 2002-04-10
CIK 838782

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2001

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

--------------------------------------------------------------------------------
Issuer's telephone number, including area code:  (303) 664-0300

             Securities registered under Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.03 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for the year ended December 31, 2001 were $12,447,540.

As of March 26, 2002, the aggregate market value of the Common Stock of the Registrant, held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASD OTC Bulletin Board Market, was approximately $493,324. As of March 26, 2002, 2,144,889 shares of the Common Stock of the Registrant were outstanding.

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

EXISTING RENAISSANCE FAIRES AND SITES

The following table shows the net operating income for the Company's four Renaissance Faires during the 2000 and 2001 seasons.



                                            Net Operating Income
                                 --------------------------------------------
                                       2000                       2001
                                 -----------------           ----------------
Bristol                                1,152,701                1,211,898
Northern CA                              208,410                 (149,481)
Southern CA                              520,164                  389,772
New York                                 632,430                  429,927
                                 -----------------           ----------------
   Total                              $2,513,705               $1,882,116

BRISTOL RENAISSANCE FAIRE. The Bristol Renaissance Faire is held at the Kenosha, Wisconsin site leased by the Company. It has been in existence for 15 years. The Bristol Renaissance Faire is operated annually for nine weekends beginning the last weekend in June and ending the middle of August.

During November 1997, the Company sold this site and leased it back for a period of 20 years. See "Property." Improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops. Historically the Company has utilized the site for the Renaissance Faire, and the property has been vacant during the off-season.

On April 6, 2000 the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed its interest in certain assets previously used by the Bristol Faire in its food operation. As part of this agreement, Willows Fare, LLC was granted a seven-year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest begin August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Northern California Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 35 years. This Faire is held annually for six to eight weekends, typically beginning one week before the Labor Day weekend and running through the first or second weekend of October. In 2000, the Faire operated seven weekends beginning the first weekend of September and ending in mid-October. In 2001, the Faire operated eight weekends beginning the last weekend of August and ending in mid-October. As of this date, the 2002 operating season has not been announced.

The Northern California Faire historically operated on leased property in Novato, California. The lease for this property expired after the 1998 season. From 1999 through 2001, the Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a year to year lease. The Company is currently negotiating a lease for a new site for the 2002 season. However, to date a lease has not been obtained for the 2002 Faire season and there can be no assurance that the Company will be successful in obtaining a lease in time for the 2002 or future operating seasons, or that it will be on terms acceptable to the Company.

Historically all structures, including the gates, stages, booths, shops and arenas utilized in the Northern California Renaissance Pleasure Faires have been mobile. These props were loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, were stored at the Southern Renaissance Faire site. The booths and craft shops utilized and owned by the individual vendors were moved onto the site for the Faire and then removed by them. The Company is seeking a long-term lease agreement that would allow these structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire.

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Renaissance Pleasure Faire has been held for the past 40 years in the Los Angeles metropolitan area. This Faire is held annually for seven or eight weekends beginning the first weekend of May and ending in mid-June. In the 2000 and 2001 seasons, the Faire ran eight weekends beginning the first week of May. In 2000 and 2001, the Company sponsored a School Days event in conjunction with Events Group Corporation which was held on the Faire site in the month of May. In 2002, the Faire is scheduled to run seven weekends beginning the first weekend of May and a School Days event is scheduled in the month of May.

The Southern Renaissance Pleasure Faire is held in Glen Helen Regional Park located near Devore, California. The site had previously been leased from the San Bernardino County Parks and Recreation Department, under a one-year term. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2002 rent fixed at $249,500.

In the past, the Southern Renaissance Pleasure Faire site was only occupied during the operating season and was vacated following completion of the Faire. Accordingly, all structures were mobile and transported to the Northern Renaissance Faire site for storage during the off-season. With the long-term lease, the Company is now able to make permanent improvements to the site and reduce its annual set-up cost for the Faire.

NEW YORK RENAISSANCE FAIRE. The Company acquired Creative Faires, Ltd., the owner and operator of the New York Renaissance Faire in February of 1996. The New York Renaissance Faire opened in July 1978 and re-creates a 16th century English Country Faire on 65 leased acres in Sterling Forest, Tuxedo, New York. Creative Faires, Ltd. also produced Sterling Forest's Forest of Fear.

Historically, the Faire has been held annually for eight weekends beginning the first weekend of August and ending the third weekend of September. The Forest of Fear is held each year beginning the first weekend of October and ending on Halloween. In 2000 and 2001 the Company operated School Day events in cooperation with Events Group, Inc. The Company has two School Days events scheduled at this site in May of 2002. In 2002, the Company anticipates operating the Faire seven weekends beginning the first weekend of August and the Forest of Fear will operate four weekends in October.

In 1996, the Company signed a five-year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The original lease term expired after the operating season in 2000. Two one-year extensions were granted for the 2001 and 2002 season.

Faire Partners, Ltd., the Company's landlord for the Wisconsin site, is currently negotiating with Sterling Forest Corp. to purchase the New York property. The closing date on this transaction is expected to take place early in the second quarter of 2002. Although a lease has not currently been signed, the Company anticipates leasing the property from Faire Partners on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes the Sterling Forest Ski Area, which the Company is currently evaluating whether or not to continue operating.

To date, the purchase, a lease or other arrangements have not been secured for the 2003 season. There can be no assurance that the Company will be successful in doing so in time for the 2003 or future operating seasons, or that it will be on terms acceptable to the Company.

VIRGINIA RENAISSANCE FAIRE. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire had a negative impact on the Company's cash flow and net income since its opening. In 2000 and 2001, the Company recorded an asset write down of approximately $467,272 and $39,982 respectively in connection with the closing of the Faire. The Company completed the sale of the Virginia property in August, 2001 at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds set aside for use as working capital. The Company does not anticipate future expenditures as a result of the Virginia closure.

VENDORS

Approximately 14% of the revenues realized from presenting the Company's Renaissance Faires are generated from the Company's relationships with vendors who sell food and crafts and offer games and rides. Typically, there is little turnover in vendors from one season to the next. The loss of any one or more vendors would not have a material adverse effect upon a particular Faire.

At the Bristol Renaissance Faire site there were approximately 180 vendors in 2000 and 2001. The vendors are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $1,100.

At the Southern California Faire there were approximately 136 vendors in 2000 and 142 vendors in 2001. At the Northern California Faire there were approximately 145 vendors in 2000 and 2001. At both California Faires, craft shops and booths are owned by the vendors. In lieu of a flat fee to participate, vendors pay the Company a fee equal to 12%-20% of their gross revenues.

At the New York Faire site there were approximately 125 vendors in 2000 and 155 vendors in 2001. The vendors and craftspersons pay an annual fee of approximately $250 and 10%-17% of their gross revenues.

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

REVENUE SOURCES

A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 2000 and 2001 seasons from each of these activities. Attendance and revenue generated by the Company's New York and Northern California Faires were both negatively impacted by the terrorist attacks on September 11, 2001.



----------------------------- ----------------------- ------------------------
                                       2000                   2001
----------------------------- ----------------------- ------------------------
Gate Admissions                          $ 5,941,690              $ 5,851,363
Beverage Revenue                           2,514,129                2,724,875
Parking Revenue                              802,450                  736,379
Food Revenue                                  11,552                    2,731
Vendor Fees                                1,826,190                1,751,192
Souvenir Revenue                             820,122                  802,637
Sponsorship Fees                             197,526                  205,778
Camping Fees                                 216,911                  200,969
Miscellaneous Fees                           132,246                  171,616
                                         -----------              -----------
     Total                               $12,462,816              $12,447,540
----------------------------- ----------------------- ------------------------

GATE ADMISSIONS. Gate admissions are generally set from $14.50 to $17.50 for adults, $5.00 to $7.50 for children, and children under the age of five admitted free. Discounts range from $2.00 to $3.00 for seniors and, in some cases, students and military personnel. Off premises discount ticket sales are available at Cub Foods, Sentry Foods, Ralph's, Calabell Market and Shoprite. Discount coupons are available at retail outlets operated by Company sponsors, including Subway, White Castle, Wendy's, Blockbuster Video, Petland, P.C. Richard & Son, Vons, Pavillions, Best Buy, Moto Photo, Border Bookstores and Circle K. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

BEVERAGE INCOME.  The Company sells beer, wine and soft drinks at each Faire.

PARKING INCOME. The California Faires charge $5.00 to 7.00 per car for regular parking and $10 to 11.00 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $3.00 and $5.00 respectively.

FOOD REVENUE. The food concessions at all of the Company's Faires are run by independent vendors. On April 6, 2000, the Company entered into an agreement to sell its food concessions, at the Bristol Faire, to an independent food vendor. These vendors pay the Company a commission equal to approximately 15-19% of their gross revenues.

VENDOR FEES. Each Faire has approximately 145 to 180 independent vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The vendors in California pay the Company a fee of approximately 12-20% of their gross revenue. At the Bristol, Southern California and New York Faires, vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

SOUVENIR REVENUE. At each Faire, the Company sells souvenir t-shirts, sweatshirts, beer mugs, books and other high quality merchandise.

SPONSORSHIP FEES. The Company solicits sponsorship arrangements. Major sponsors include Anheuser-Busch, Inc., Miller Brewing Company, Aquafina Water, Hard Core Cider, Red Hook Ale, Andis Systems, Pepsi Cola Company, Grand Pacific Resorts, Fuji Film, Canandaigua Wines, Hinckley-Schmidt Water, Moto Photo, Samuel Adams and Guinness Bass Co. Some sponsors also participate in joint advertising campaigns.

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

The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Guinness Bass Company, Miller Brewing Company, Aquafina Water, Andis System ATM's, Fuji Film, Anheuser-Busch, Inc., and Pepsi Cola Company. Agreements with some sponsors have included joint advertising, sponsorship fees, and product giveaways.

Since 1998, the Company has conducted matinee programs called School Days that are designed to provide an educational experience in combination with lively entertainment for school children. In 2000 and 2001, the Company sponsored these events in conjunction with Events Group, Inc. In 2000, the Company held three daily events at two of its Faire sites with 14,373 individuals attending. In 2001, the Company held three daily events at two Faire sites with 12,977 individuals in attendance. In 2002, the Company plans three daily events at its Southern California and New York Faire sites.

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

PUBLIC LIABILITY AND INSURANCE

As a producer of public entertainment events, the Company has exposure for claims of personal injury and property damages suffered by visitors to the Company's Renaissance Faires. To date, however, the Company has experienced only minimum claims that have been resolved quickly without litigation. The Company maintains comprehensive public liability insurance in the amount of $5,000,000 per occurrence and $6,000,000 in the aggregate, which it considers to be adequate against this exposure. Independent vendors operating food concessions, games and rides are required to obtain liability insurance protection, and to provide the Company with proof of such coverage.

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

EMPLOYEES

Each Faire has its own full-time staff as well as seasonal and temporary employees who are engaged during the Faire presentation. On March 18, 2002, the Company had a total of thirty two full-time employees; including eight full-time employees working in its Colorado headquarters; nine at the Bristol Faire; ten at the California Faires and five at the New York Faire.

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

BRISTOL RENAISSANCE FAIRE. The Company leases approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The lease is for a period of 20 years with lease payments of $400,000 per year during each of the first two years beginning in November 1997 and increasing to $543,333 per year in years 13 through 20. In 2002, the lease payments for the year will be $440,000. The Company has the right to acquire the property during the term of the lease. In January, 2002 the Company's Board of Directors approved a resolution to amend the Bristol lease to provide that the repurchase price for the leased property shall be the greater of the fair market value for the property or $4,522,443. Under the original lease the repurchase option was at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The Company has made a security deposit of $666,667, $333,333 of which was released in 2001 and the balance was to be released in 2005. The proposed Sterling Forest lease for the New York Faire site would hold the remaining $333,333 as a security deposit for both leases and extend the release date to April 1, 2008.

SOUTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. The Southern California Faire site is leased from the San Bernardino County Parks and Recreation Department. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2002 rent fixed at $249,500.

NORTHERN CALIFORNIA RENAISSANCE PLEASURE FAIRE. From 1999 through 2001, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a one-year lease. The Company is negotiating a long-term lease for a new site for this Faire starting in 2002. To date, this lease has not be finalized and there can be no assurance that the Company will be successful in obtaining a lease, or that it will be on terms acceptable to the Company, in time for the 2002 or future operating seasons.

NEW YORK RENAISSANCE FAIRE. The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. In 1996, the Company signed a five-year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The original lease term expired after the operating season in 2000. Two one-year extensions was granted for the 2001 and 2002 seasons.

Faire Partners, Ltd., the Company's landlord for the Wisconsin site, is currently negotiating with Sterling Forest Corp. to purchase the New York property. The closing date on this transaction is expected to take place early in the second quarter of 2002. Although a lease has not currently been signed, the Company anticipates leasing the property from Faire Partners on a twenty-year term with annual rent payments of $425,000 in years 1 through 5, $435,000 in years 6 through 15 and $450,000 in years 16 through 20. The leased property includes the Sterling Forest Ski Area, which the Company is currently evaluating whether or not to continue operating.

To date, the purchase, a lease or other arrangements have not been secured for the 2003 Faire season. There can be no assurance that the Company will be successful in doing so in time for the 2003 or future operating seasons, or that it will be on terms acceptable to the Company.

VIRGINIA RENAISSANCE FAIRE. On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. This property housed the Virginia Renaissance Faire. The construction of the Faire was financed, in part, with a $1.5 million mortgage, repayable over 15 years at an initial interest rate of 8.65% annually. In March, 1999 the company obtained a second mortgage on this property in the amount of $750,000. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire. The Company completed the sale of the Virginia property in August, 2001 at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds set aside for use as working capital. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity").

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

                      ITEM 5: MARKET FOR THE COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Since December 21, 1998, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol FAIR. The following table reflects the high and low prices of the Company's Common Stock for each quarterly period of the two most recent calendar years and the subsequent interim quarter. The quotations represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer and may not reflect prices in actual transactions.



Calendar Years Ended December 31              High                     Low
--------------------------------              ----                     ---
          2000
First Quarter ended March 31                    $0.40                $0.19
Second Quarter ended June 30                     0.40                 0.21
Third Quarter ended September 30                 0.25                 0.16
Fourth Quarter ended December 31                 1.00                 0.12




           2001
First Quarter ended March 31                     0.2813               0.1563
Second Quarter ended June 30                     0.40                 0.15
Third Quarter ended September 30                 0.51                 0.20
Fourth Quarter ended December 31                 0.40                 0.20

           2002
First Quarter ended March 31                     0.35                 0.22

         As of March 1, 2002, there were approximately 153 shareholders of record.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

                 ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 2001.

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

On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Virginia Renaissance Faire had a negative impact on the Company's cash flow and net income since its opening. In 2000 and 2001, the Company recorded an asset write down of approximately $467,272 and $39,982, respectively, in connection with the closing of the Faire. The Company completed the sale of the Virginia property in August, 2001 at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds of approximately $475,000 set aside for use as working capital. The Company does not anticipate future expenditures as a result of the Virginia closure.

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

On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company has a long-term lease expiring in 2017 for the Bristol Faire site. The Company has a lease for the New York Faire to operate in Sterling Forest in 2002. The Company is currently seeking to obtain long-term leases for the Northern California and the New York Faires. It is critical to the financial condition of the Company, that it obtain long-term leases or purchase property for its Northern California and New York Faires (See "Property--New York Renaissance Faire and Northern California Renaissance Pleasure Faire").

The Company had a working capital surplus of $524,782 as of December 31, 2001. While the Company believes that it has adequate capital to fund anticipated operations for 2002, it believes it may need additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

The Company operated its New York and Northern California Faires seven weekends in 2000 as compared to eight in 2001. The Wisconsin Faire operated nine weekends and the Southern California Faire operated eight weekends in both 2000 and 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000. Revenues decreased $15,276 or less than 1% from $12,462,816 in 2000 to $12,447,540 in
2001. Overall revenue and attendance at the Company's Renaissance Faires was up in 2001 with the exception of the Northern California Faire.

The Northern California Faire experienced a decrease in attendance of approximately 12% in 2001. Revenue was down approximately $250,000 as compared to the 2000 operating season. This decrease is thought to be partially explained by the terrorist attacks of September 11, 2001. As of that date, the Northern California Faire had operated three weekends, with five remaining. Reviewing the results of operations for the final five weekends of this event in 2001 as compared to 2000, attendance dropped 17%. It is also believed that the decreased attendance for this Faire is the result of its relocation in 1999. When this Faire was relocated, part of its original core audience was lost. With the potential relocation of this event in 2002, the Company anticipates attendance and revenue for this Faire to remain fairly flat over the upcoming three to five years.

Faire operating costs decreased $76,523 or 2% from $3,702,506 in 2000 to $3,625,983 in 2001. Operating expenses (year-round operating costs and corporate overhead) increased $778,905 or 10%, from $7,719,582 in 2000 to $8,498,487 in
2001.

Of the operating expenses, depreciation and amortization decreased $46,826 or 11%, from $409,525 in 2000 to $362,699 in 2001. This decrease is partly the result of writing down the New York asset base over several years due to the uncertainty of the site lease arrangements upon expiration of the lease in 2001. The final write-down of these assets was recorded in December 31, 2000. As a result, the New York Faire depreciation expense was $60,000 less in 2001 as compared to 2000.

Salaries increased 4%, from $3,261,800 in 2000 to $3,393,204 in 2001 reflecting a $131,404 increase for the 2001 period as compared to the 2000 period. Advertising expense showed a increase of $130,939 or 10%, from $1,363,235 in 2000 to $1,494,174 in 2001. Other operating expenses (all other general and administrative expenses of the Company) increased $563,388 or 21%, from $2,685,022 in 2000 to $3,248,410 in 2001. Of this operating expense increase, approximately $200,000 is attributable to the additional weekend of operation at both the Northern California and New York Faires. Operating an extra weekend results in higher wages paid to workers and requires more advertising and other operating dollars. In addition, in 2001 approximately $120,000 was spent negotiating a long-term site for the Northern California Faire. In addition, $53,000 was spent to disassemble the Northern California Faire site in

Vacaville and place those items in storage. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($62,000), property taxes ($30,000), merchant fees ($10,000), payroll taxes ($40,000), utilities ($55,000) and rents, printing, express mail and travel ($120,000).

As a result of the foregoing, net operating income (before interest charges and other income) decreased 69% from a $1,040,728 net operating profit in 2000 to net operating profit of $323,070 for the 2001 period.

Other expense decreased $47,427 or 5% from ($903,755) in 2000 to ($856,328) in 2001. Interest expense decreased 13% from $617,803 in 2000 to $539,028 in 2001 as a result of the Company's decreased level of indebtedness. Because the Company does not have a lease for the Northern California Faire as of the date of this report, the unamortized goodwill ($367,446) associated with the Faire and the remaining book value of the fixed assets ($40,924) for this event were written-off. The Company incurred expenses in the amount of $467,272 in 2000 and $39,982 in 2001 to finish closing the Virginia Faire and selling the property.

Combining net operating income with other income/expense resulted in a $670,231 decrease in net income before taxes, from $136,973 net profit for the 2000 period to ($533,258) net loss for the 2001 period.

Net income to common stockholders also decreased $670,231 from $136,973 net profit for the 2000 period to ($533,258) net loss for the 2001 period. Finally, net income per common share decreased from $0.06 for the 2000 period to ($0.25) for the 2001 period, based on 2,144,889 weighted average shares outstanding during the 2000 and 2001 periods.


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

The Company's Northern California Faire experienced a decline in gross attendance for the 2000 operating season of 15%, with revenue down approximately $540,000 over the one-year period. It is believed, the decreased attendance for this Faire is the result of its relocation in 1999. When this Faire was relocated, part of its original core audience was lost. Likewise, as part of the relocation, new demographic areas have been tapped and it is believed that these new areas will eventually result in an increase in attendance. The Company believes that overall attendance at the Faire is good, considering the ramifications of relocating such an event.

While the Company's Southern and Northern California Faires both experienced sub-optimal operating seasons the Wisconsin and New York Renaissance Faires collectively exceeded their 1999 revenue figures by approximately $300,000.

Faire operating costs decreased $1,355,170 or 27% from $5,057,676 in 1999 to $3,702,506 in 2000 This decrease is partly attributable to the closure of the Company's Virginia Faire which had faire operating expenses totaling about $554,671 in 1999. Additionally, about $150,000 is attributable to the sale of the Wisconsin food operation in 2000. In 1999, the Company operated a Wild West show and a School Days event in Wisconsin with had combined faire operating expenses of approximately $80,000. Also in 1999, the Company operated a Halloween event in Northern California which incurred approximately $60,000 in expenses. The Wild West show and School Days event in Wisconsin and the Halloween event in Northern California were cancelled in 2000. The balance of the decrease in faire operating expenses is the result of overall reductions in spending.

Operating expenses (year-round operating costs and corporate overhead) decreased $2,533,298 or 25%, from $10,252,880 in 1999 to $7,719,582 in 2000. Of the decrease, approximately $1,210,000 is attributable to the closure of the Company's Virginia Faire in 1999. The balance of the decrease is associated with expense reductions throughout the Company's operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position improved during 2001 from a deficit of ($732,622) at December 31, 2000 to a surplus of $524,782 at December 31, 2001.
The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faire of the Faire season, the Southern California Faire.

During the first six months of fiscal 2002, the Company raised capital in the amount of $50,000 through the issuance of 12% subordinated promissory notes. The funds were provided by a related party. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2003.

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

Reviewing the change in financial position over the twelve months, current assets, largely comprised of cash and prepaid expenses, increased from $1,390,143 at December 31, 2000 to $1,489,308 at December 31, 2001, an increase of $99,165 or 7%. Of these amounts, cash and cash equivalents decreased from $1,002,804 at December 31, 2000 to $834,257 at December 31, 2001. Accounts
receivable increased from $7,286 at December 31, 2000 to $116,369 at December 31, 2001. Inventory increased from $104,532 at December 31, 2000 to $155,367 at December 31, 2001. Notes receivable, current portion in the amount of $17,816 is the result of the sale of the Company's food operation in Wisconsin. As part of the terms of this purchase, the Company agreed to carry a note in the amount of $150,000 for a period of three years. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $258,121 at December 31, 2000 to $365,499 at December 31, 2001. These costs are expensed once the Faires are operating.

Current liabilities decreased from $2,122,765 at December 31, 2000, to $964,526 at December 31, 2001, a decrease of $1,158,239 or 55%. During the year, accounts payable and accrued expenses decreased $89,952 or 16%. Notes payable current portion decreased $1,057,056 or 77% from $1,370,836 at December 31, 2000 to $313,780 at December 31, 2001, in large part, as a result of the payoff of the mortgages on the Virginia property upon its sale in August, 2001. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, decreased from $193,668 at December 31, 2000 to $181,177 at December 31, 2001. The revenue is recognized once the Faires are operating.

Total assets decreased from $6,624,457 at December 31, 2000 compared to $4,767,849 at December 31, 2001. Property, plant and equipment (net of depreciation) decreased by $1,205,119 or 31% from $3,914,210 at December 31, 2000 to $2,709,091 at December 31, 2001. This decrease is primarily the result of the sale of the Virginia property in August, 2001. Because the Company does not currently have a lease for the Northern California Faire, the net book value of the Faires remaining fixed assets were decreased approximately $41,000 resulting in a zero dollar carrying value for these assets at December 31, 2001. Goodwill, which arose from the purchase of the California Faires was being amortized over 15 years. The remaining goodwill was written off in 2001, again primarily as a result of the uncertainty of a lease for the 2002 operating season of the Northern California Faire. Note receivable, net of current portion in the amount of $110,862 is the result of, as previously mentioned, the sale of the Company's food operation in Wisconsin. Other miscellaneous assets such as vendor deposits, decreased from $773,303 at December 31, 2000 to $458,588 at December 31, 2001, primarily as a result of the return of one-half of the security deposit held by Faire Partners for the Wisconsin site ($333,333) in November, 2001.

Total liabilities decreased from $6,507,004 at December 31, 2000 to $5,183,654 at December 31, 2001, a decrease of $1,323,350 or 20%. Total liabilities at December 31, 2001 include $964,526 in current liabilities (discussed above), plus approximately $37,000 from the long-term portion of debt primarily resulting from operating leases for equipment and $3,978,802 lease obligation with respect to the sale/leaseback of the Bristol Faire site.

Stockholders' Equity decreased from a surplus of $117,453 at December 31, 2000 to a deficit of ($415,805) at December 31, 2001, a decrease of $533,258 or 6%. This decrease resulted from the 2001 net loss of ($533,258). As of December 31, 2001, the Company had outstanding 2,144,889 shares of common stock.

Although inflation can potentially have an effect on financial results, during 2000 and 2001, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The lease with the County of San Bernardino requires the Company to complete certain capital projects. These projects include items such as the construction of a perimeter fence, planting trees, developing flower and water gardens, planting grass, installing infrastructure and constructing buildings for use at the Faire. The Company is in the process of obtaining bids on the projects planned for 2002 but estimates that the cost of these items should not exceed $250,000. The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2002. See "Factors That May Affect Future Operating Results--Need for Additional Capital" regarding the Company's financing requirements.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

              RECENT LOSSES. The Company has incurred operating losses in most fiscal periods since 1995. Although the Company was profitable in 2000, the net profit of $136,973 is not substantial. There is no assurance that the Company will remain profitable in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $524,782 as of December 31, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company has negotiated a loan that will provide working capital for use in opening its first Faire of the season, the Southern California Renaissance Faire. This loan is in the form of a 12% subordinated promissory note and matures August 31, 2003. As of this date, $50,000 has been loaned to the Company by an investor whom is a related party. Based on the Company's planned operations for 2002, the Company believes it has adequate capital to fund operations for 2002, to fund required capital expenditures during the year and to repay short-term indebtedness. To the extent that operations do not provide the necessary working capital during 2002, the Company may need to obtain additional capital for 2002 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

         POSSIBLE SUSPENSION OF NORTHERN CALIFORNIA FAIRE. From 1999 through 2001, the Northern California Renaissance Pleasure Faire was held on the site of the original Nut Tree Farm in Vacaville, California under a year-to-year lease. The Company currently is negotiating a long-term lease for a new site for this Faire starting in 2002. A long-term lease agreement would provide expense savings by allowing the Faire structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire. There can be no assurance that the Company will be successful in obtaining a long-term lease, or that it will be on terms acceptable to the Company. Should the Company be unable to operate a Northern Renaissance Faire it could have a material adverse effect on the Company's business, results of operations and financial condition.

         POSSIBLE RELOCATION OF NEW YORK FAIRE. The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. In 1996, the Company signed a five-year lease with Sterling Forest Corp. to operate the New York Faire in Sterling Forest. The original lease term expired after the operating season in 2000. Two one-year extension were granted for the 2001 and 2002 seasons.

Faire Partners, Ltd., the Company's landlord for the Wisconsin site, is currently negotiating with Sterling Forest Corp. to purchase the New York property. The closing date on this transaction is expected to take place early in the second quarter of 2002.

To date, the purchase, a lease or other arrangements have not been secured for the 2003 Faire season. There can be no assurance that the Company will be successful in doing so in time for the 2003 or future operating seasons, or that it will be on terms acceptable to the Company.

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

         FAIRE SITES. In 2002, the Company currently has leases for the Bristol, New York and Southern California Renaissance Faires. The Northern California Faire site lease is still under negotiation. The terms and conditions of each lease will vary by location, and to a large extent, are beyond the control of the Company. Further, there can be no assurance that the Company will be able to continue to lease existing Faire sites on terms acceptable to the Company, or be successful in obtaining other sites on favorable locations. The Company's dependence upon leasing Faire sites creates a substantial risk of fluctuation in the Company's operations from year to year.

               ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of this report:

         1.       Report of Independent Certified Public Accountants;

         2. Consolidated Balance Sheets as of December 31, 2000 and 2001, (audited);

         3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2000 and December 31, 2001 (audited);

         4. Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years from December 31, 1999 through December 31, 2001 (audited);

         5. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2000 and December 31, 2001 (audited); and

         6.       Notes to the Consolidated Financial Statements.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                     PART II

             ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

                                                                                               Director
    Name                                  Age       Position                                    Since
    ----                                  ---       --------                                   --------

    Charles S. Leavell                    60        Chairman of the Board of Directors,          1993
                                                    Chief Executive Officer and Chief
                                                    Financial Officer

    Sanford L. Schwartz                   52        Director                                     1993

    Robert M. Geller                      49        Director                                     1994

    Thomas G. Brown                       56        Director                                     1999

    J. Stanley Gilbert                    64        President and Chief Operating                1999
                                                    Officer, and a Director

    Sue Brophy                            46        Controller, Chief Accounting Officer          --
                                                    and Corporate Secty


         CHARLES S. LEAVELL, a graduate of Philips Academy Andover and Stanford University, founded Renaissance Entertainment Corporation in 1993. He has served as Chairman of the Board from the company's inception and in 1996 he was elected Chief Executive Officer. Prior to Renaissance Entertainment Corporation, Mr. Leavell served as President and CEO of Leavell Management Group, a management company specializing in restoring partnerships and acquisitions to long-term health and profitability. It was through this company that Leavell purchased the company's first Renaissance Faire in 1988. Mr. Leavell's former affiliations include his long tenure with Leavell Management Group, as well as Vice-Chair of Colorado Venture Capital Corporation, Board of Directors of CK Properties, Fountain Valley School and the Cleo Wallace Center and serving a term on the President's Council for Coors Scholarships for the University of Colorado.

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

         THOMAS G. BROWN was elected a director of the Company on October 19, 1999. Mr. Brown has been President and Managing Director of Wyndham Capital Corporation, an investment banking and research firm since he founded it in 1996. Mr. Brown was also a co-founder of Ablum, Brown & Company, an investment banking firm specializing in leveraged buyout transactions. He served as its Managing Director from January 1988 until December 1995. Prior to his tenure with Ablum, Brown & Company, Mr. Brown served as principal of several investment management and investment banking firms including seven years as a principal of Deihl, Speyer & Brown, a regional investment banking firm. Mr. Brown is a Chartered Financial Analyst. He also serves as a director of Ashton Technology Group, Inc.

         J. STANLEY GILBERT became President and Chief Operating Officer in January, 1997. From 1988 to 1996, he was Vice President of the Company and General Manager of the Bristol Renaissance Faire. Mr. Gilbert was cofounder and President of Just in Jest, Inc., an art studio featuring Renaissance and fantasy handmade sculptures whose works have been displayed in galleries and museums. Prior to that Mr. Gilbert worked in senior management in the commercial banking field in both California and Colorado.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. During the period the following failed to file Form 4 and 5 on a timely basis: Form 4 for Pete Leavell due for the month of September and October were filed on November 20, 2001 or forty-one and ten days late respectively. Form 5 for Pete Leavell, J. Stanley Gilbert and Sue Brophy were filed forty-eight days late on April 3, 2002. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all other required reports were filed on a timely basis.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information for the Company's fiscal periods ended December 31, 2001 and December 31, 2000, regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                     TABLE I

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                     --------------------------------------------------------
                                       Annual Compensation                    Awards                   Payouts
                               ----------------------------------  -----------------------    -------------------------------
                                                          Other
--------------------                                      Annual      Restricted                   LTIP         All Other
                                                       Compensation     Stock                   Options/Payouts Compensation
Name and                          Salary       Bonus       ($)         Award(s)                    ($)         ($)
Principal              Year         ($)         ($)                      ($)          SARs
Position
-----------------------------------------------------------------------------------------------------------------------------
Charles S. Leavell, Chairman
and CEO
                       2001        $160,000     -0-           -0-           -0-           -0-          -0-         -0-
                       2000        $160,000     -0-           -0-           -0-           -0-          -0-         -0-
J. Stanley Gilbert,
COO and President
                      2001         $120,000     -0-           -0-           -0-           -0-          -0-         -0-
                      2000         $120,000     -0-           -0-           -0-           -0-          -0-         -0-

(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

(2) In 2001, a nonqualified deferred compensation plan was established for executive officers that, because of salary amounts, are considered highly compensated and unable to participate in the Company's 401(k) plan. As of December 31, 2001, Mr. Gilbert was the only executive officer participating in the Company's nonqualified deferred compensation plan.

OPTIONS GRANTED DURING FISCAL 2001

The following table shows option grants during fiscal 2001 to the Named Executive Officers of the Company.

                              Options Granted             Percent of Total            Exercise         Expiration
         Name                 in Fiscal 2001               Options Granted             Price              Date
         ----                 --------------               ---------------             -----              ----

Charles S. Leavell                50,000*                        31%                   $0.20              02/09
J. Stanley Gilbert               100,000*                        63%                   $0.20              02/09




*  These options vest one-third per year beginning February, 2002 and have a five-year expiration date.


AGGREGATED OPTION EXERCISES DURING FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 2001. The Company does not have any outstanding stock appreciation rights.


                                                                                  Number of        Value of Unexercised
                                                                                 Unexercised           In-the-Money
                                                                               Options/SARs at        Option/SARs at
                                                            Value                FY-end (#)            FY-End ($)(1)
                                Shares Acquired            Realized             Exercisable/           Exercisable/
Name                            on Exercise (#)              ($)                Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------------------------------

Charles S. Leavell                    -0-                    $-0-            166,000/50,000                 0/0
J. Stanley Gilbert                    -0-                    $-0-            140,000/100,000                0/0

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

DIRECTOR COMPENSATION

During the fiscal years ended December 31, 2000 and 2001, Directors, other than Mr. Geller, Mr. Schwartz, Mr. Gilbert and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options were to be granted in lieu of cash compensation. In October 2000, the Board of Directors authorized a new plan for granting of options in consideration for serving on the Company's Board of Directors. Each member of the Board of Directors who is not an employee of the Company is granted a non-statutory stock option pursuant to the Company's Stock Option Plan, each such option to represent the right to acquire up to 60,000 shares of the Company's common stock, to have an exercise price equal to the fair market value of the Company's common stock at the close of business ($0.16) and to have the standard terms for non-statutory stock options granted pursuant to the Plan, provided that the options shall vest at the rate of 5,000 shares per quarter beginning 12/31/2000 for a three year period, so long as the Director continues to serve on the Company's Board of Directors and attends all meetings.

Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

GELLER AGREEMENT

As a Director, Mr. Geller receives compensation as outlined in the above section entitled Director Compensation. In addition, Mr. Geller provides consulting services to the company. For these services, Mr. Geller received cash compensation in the amount of $22,000 in 2000 and $12,500 in 2001.

SCHWARTZ COMPENSATION

Mr. Schwartz provided consulting services to the Company for which he received $15,000 in 2001.

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

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 31, 2002, by:
(i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.


Name and Address                                                     Percent of
of Beneficial Owner                       Number of Shares           Class (1)
-------------------                       ----------------           ---------

Charles S. Leavell                             951,208 (2)                 34.2%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Robert M. Geller                               129,333 (3)                  5.7%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Sanford L. Schwartz                             64,870 (4)                  2.9%
275 Century Circle, Suite 102
Louisville, Colorado 80027

Thomas G. Brown                                 38,000 (5)                  1.7%
275 Century Circle, Suite 102
Louisville, Colorado 80027

J. Stanley Gilbert                             623,620 (6)                 22.8%
275 Century Circle, Suite 102
Louisville, Colorado 80027


All Directors & Officers as a Group          1,832,031 (7)                 50.1%
(6 Persons)

 (1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 31, 2002, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes 176,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell. Includes 135,875 shares of Common Stock held of record by Mr. Leavell. Includes non-qualified options to purchase 182,667 shares. Includes warrants to purchase 40,000 shares, 20,000 of which are held by Leavell Management Group, Inc. Includes conversion rights to 416,666 shares of Common Stock, 83,333 of which are held by Leavell Management Group, Inc. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act. This does not include warrants to purchase 40,000 shares owned by an estate to which Mr. Leavell is a beneficiary.

(3) Includes non-qualified options to purchase 107,333 shares of Common Stock and warrants to purchase 22,000 shares.

(4) Includes 870 shares owned by Creative Business Strategies, Inc., a corporation of which Mr. Schwartz is an officer, director and shareholder. Includes non-qualified options to purchase 49,000 shares of Common Stock and warrants (owned by Creative Business Strategies) to purchase 15,000 shares.

(5) Includes non-qualified options to purchase 33,000 shares of Common Stock and 5,000 shares of Common Stock held of record by his spouse. Mr. Brown disclaims beneficial ownership of the securities held by his spouse for purposes of Section 16 under the Exchange Act.

(6) Includes 5,200 shares of Common Stock held of record and an option to purchase 15,000 shares of Common Stock held by his spouse. Mr. Gilbert disclaims beneficial ownership of the securities for purposes of
         Section 16 under the Exchange Act. Includes 25,487 shares of Common Stock held of record by Mr. Gilbert, non-qualified options to purchase 173,333 shares of Common Stock, warrants to purchase 29,600 shares and conversion rights to 375,000 shares.

(7) Includes 348,432 shares held of record, 585,333 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2002, 106,600 shares issuable upon exercise of warrants and 791,666 conversion rights.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROMISSORY NOTES--2000

In 1999, the Company authorized the issuance of up to $1,000,000 of 12% subordinated promissory notes due August 31, 2001 in units, each unit consisting of two promissory notes (A Notes and B Notes)of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share (B Notes). During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of these notes. The funds were provided by Charles S. Leavell ($250,000), CEO and Chairman of the Board of Directors, J. Stanley Gilbert ($225,000),

President and a Director, and one other investor. In August, 2001, the A Notes were retired and the maturity date on the B Notes was extended to August 31, 2002.

PROMISSORY NOTES--2002

During the first quarter of 2002, the Company authorized the issuance of 12% subordinated promissory notes due August 31, 2003 in units, each unit consisting of two promissory notes (A Notes and B Notes) of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share (B Notes). During the first three months of fiscal 2002, the Company raised capital in the amount of $50,000 through the issuance of these notes. The funds were provided by a related party.

FAIRE PARTNERS, LTD.

In November of 1997, the Company sold its Wisconsin property in a sale-leaseback transaction to Faire Partners, Ltd. of El Paso, Texas. One of the owners of Faire Partners, Ltd. was related to the CEO and Chairman of the Board of Directors of the Company. This related party is now deceased and his ownership in Faire Partners, Ltd. is currently part of his estate. Because the Company's CEO and Chairman of the Board of Directors of the Company is a beneficiary of this estate, the estate may be deemed a related party. See "Item 2--Property" for the terms of this transaction. During fiscal 2001 the Company paid Faire Partners, Ltd. $440,000 pursuant to this transaction.

Faire Partners, Ltd. is currently negotiating with Sterling Forest Corp. to purchase the site of the New York Renaissance Faire. The closing date on this transaction is expected to take place early in the second quarter of 2002. The Company anticipates leasing the property from Faire Partners on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. To date, the purchase of the property and the lease between Faire Partners, Ltd. has not been executed. However, as noted above, this transaction may be deemed a related party because of the estate beneficiary status of the Company's CEO and Chairman of the Board of Directors.

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
*       3.1       Articles of Amendment to the Articles of Incorporation.
        4.1       Specimen Certificate of Common Stock, incorporated by
                  reference from the Amendment No. 1 to Registrant's
                  Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*        4.2      Renaissance Entertainment Corporation 1993 Stock Incentive
                  Plan. (1)
*       10.1      Specimen Vendor and Exhibitor Agreement for the Bristol
                  Renaissance Faire.

*       10.2      Specimen Vendor and Exhibitor Agreement for the Northern and
                  Southern Renaissance Pleasure Faires.
*       10.3      Specimen Bristol Renaissance Faire Concession Agreement.
*       10.4      Specimen Bristol Renaissance Faire Games Concession Agreement.
        10.9      Purchase Agreement dated November 12, 1997 between Faire
                  Partners, LLC and Renaissance Entertainment Corporation, including Lease Agreement and Warrant to Purchase Common Stock as exhibits thereto, incorporated by reference from Registrant's Registration Statement on Form S-1 (No.
                  333-43503).
        10.10     Lease dated January 21, 1998 by and between Attache Publishing
                  Services, Inc. and the Company, incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
        10.11     Employment Agreement dated December 11, 1998 with Charles S.
                  Leavell, incorporated by reference from Registrant's Annual
                  Report on Form 10-KSB for the year ended December 31, 1998.
        10.12     Employment Agreement dated December 11, 1998 with J. Stanley
                  Gilbert, incorporated by reference from Registrant's Annual
                  Report on Form 10-KSB for the year ended December 31, 1998.
        10.13     Amendment dated December 17, 1999 to Lease with Faire Partners
                  LLC, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
        10.15     Warrant Agreement dated December 17, 1999, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
        10.16     Amendment dated February 15, 2000 to Lease with San Bernardino
                  County Regional Parks Division, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended
                  December 31, 1999.
        10.17     Asset Purchase Agreement between Jim and Marta Selway and the
                  Company dated April 6, 2000, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended
                  December 31, 1999.
        10.18     Form of Subordinated Subscription and Purchase Agreement for
                  2000, including A Note and Convertible B Note incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.
        10.20     Lease dated June 27, 2000 by and between San Bernardino County
                  Community and Cultural Resources Department and the Company incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
        10.22     Lease agreement dated October 19, 2000 by and between Flying
                  Squirrel Entertainment, LLC. and the Company incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
        10.25     Amendment dated October 30, 2000 to Lease with Faire Partners,
                  LLC incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

**      10.28     Form of Subordinated Subscription and Purchase Agreement for
                  2002, including A Note and Convertible B Note filed herewith.
**      10.29     Amendment dated August 31, 2001 to Subordinated Subscription and Purchase Agreement for 2000 filed herewith.
**      23.1      Independent Auditor's Consent.

* Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**       Filed herewith.

REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RENAISSANCE ENTERTAINMENT CORPORATION




Date:  April 8, 2002              /s/ Charles S. Leavell
                                  ----------------------------------------------
                                  Charles S. Leavell, Chief Executive Officer


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



Signature                                                            Title                              Date
---------                                                            -----                              ----

/s/ Charles S. Leavell                                      Chairman of the Board,                  April 8, 2002
--------------------------------------------               Chief Executive and Chief
Charles S. Leavell                                            Financial Officer


/s/ Sue Brophy                                       Chief Accounting Officer, Controller           April 8, 2002
--------------------------------------------                and Corporate Secretary
Sue Brophy


/s/ J. Stanley Gilbert                                       Director, President,                   April 8, 2002
--------------------------------------------              and Chief Operating Officer
J. Stanley Gilbert


/s/ Sanford L. Schwartz                                            Director                         April 8, 2002
--------------------------------------------
Sanford L. Schwartz


/s/ Robert M. Geller                                               Director                         April 8, 2002
--------------------------------------------
Robert M. Geller


/s/ Thomas G. Brown                                                Director                         April 8, 2002
--------------------------------------------
Thomas G. Brown

                                       27

                      RENAISSANCE ENTERTAINMENT CORPORATION

                              FINANCIAL STATEMENTS

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

                  Statements of Cash Flows                                   F-7

                  Notes to Financial Statements                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Renaissance Entertainment Corporation

We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 2001 and 2000 and the related statements of operations and changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 2001 and 2000 and the results of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a negative stockholders' equity that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

March 4, 2002



                                               RENAISSANCE ENTERTAINMENT CORPORATION

                                                          BALANCE SHEETS

                                                              ASSETS

                                                                                         December 31,    December 31,
                                                                                            2001          2000
                                                                                         -----------   -----------

Current Assets:
         Cash and equivalents                                                            $   834,257  $1,002,804
         Accounts receivable, net of allowance
          for doubtful accounts of $8,696                                                    116,369       7,286
         Inventory, at lower of cost or market                                               155,367     104,532
         Note receivable, current portion                                                     17,816      17,400
         Prepaid expenses and other current assets                                           365,499     258,121
                                                                                         -----------  ----------
  Total Current Assets                                                                     1,489,308   1,390,143

         Property and equipment, net of accumulated
           depreciation of $1,927,061 and $2,423,663
           at December 31, 2001 and 2000 respectively
           (Note 7)                                                                        2,709,091   3,914,210
         Goodwill, net of accumulated amortization
           of $827,245 and $409,123 at December 31,
           2001 and 2000 respectively (Note 5)                                                 -         418,122
         Covenant not to compete, net of accumulated
           amortization of $100,000 at
           December 31, 2001 (Note 5)                                                            -             -
         Note receivable, net of current portion                                             110,862     128,679
         Other assets                                                                        458,588     773,303
                                                                                         -----------  ----------

Total Assets                                                                             $ 4,767,849  $6,624,457
                                                                                         ===========  ==========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
         Accounts payable and accrued expenses                                           $   468,309  $  558,261
         Notes payable, current portion (Note 3)                                             313,780   1,370,836
         Lease obligation payable, current
          Portion (Note 10)                                                                    1,260           -
         Unearned income                                                                     181,177     193,668
                                                                                         -----------  ----------
  Total Current Liabilities                                                                  964,526   2,122,765

         Lease obligation payable, net
          of current portion (Note 10)                                                     3,978,802   3,991,494
         Notes payable, net of current
          portion (Note 3)                                                                    37,159     145,880
         Other                                                                               203,167     246,865
                                                                                         -----------   ---------
  Total Liabilities                                                                        5,183,654   6,507,004
                                                                                         -----------  ----------

         Commitments (Notes 2,3,4,8,10,11,12 and 13)                                               -           -

Stockholders' equity (deficit) (Notes 2,8,and 10):
         Preferred stock, $1.00 par value, 1,000,000
           shares authorized, none issued and
           outstanding                                                                             -           -
         Common stock, $.03 par value, 50,000,000
           shares authorized, 2,144,889 issued and
           outstanding at December 31, 2001 and 2000                                         64,346       64,346
         Additional paid-in capital                                                       9,430,827    9,430,827
         Accumulated deficit)                                                            (9,910,978)  (9,377,720)
                                                                                         -----------  ----------
  Total Stockholders' equity (deficit)                                                     (415,805)     117,453
                                                                                         -----------  ----------

Total Liabilities and Stockholders' equity (deficit)                                     $ 4,767,849  $6,624,457
                                                                                         ===========  ==========

The accompanying notes are an integral part of the financial statements.


                                       RENAISSANCE ENTERTAINMENT CORPORATION

                                              STATEMENTS OF OPERATIONS

                                                                                 Year Ended             Year Ended
                                                                                   December 31,           December 31,
                                                                                      2001                   2000
                                                                                  ------------            -----------
REVENUE:
      Sales                                                                       $ 12,447,540            $12,462,816
      Faire operating costs                                                          3,625,983              3,702,506
                                                                                   -----------             ----------
  Gross Profit                                                                       8,821,557              8,760,310
                                                                                   -----------             ----------

OPERATING EXPENSES:
      Salaries and wages                                                             3,393,204              3,261,800
      Depreciation and amortization                                                    362,699                409,525
      Advertising                                                                    1,494,174              1,363,235
      Other operating expenses                                                       3,248,410              2,685,022
                                                                                  ------------             ----------
        Total Operating Expenses                                                     8,498,487              7,719,582
                                                                                  ------------             ----------

Net Operating Income                                                                   323,070              1,040,728
                                                                                   ------------            ----------

Other Income (Expenses):
      Interest income                                                                   83,400                 93,390
      Interest (expense)                                                              (539,028)              (617,803)
      Other income (expense)                                                            47,652                 87,930
      Write-down of goodwill                                                          (367,446)                     -
      Write-down of assets                                                             (40,924)                     -
      Write-down of Virginia site (Note 11)                                            (39,982)              (467,272)
                                                                                    -----------            ----------
        Total Other Income (Expenses)                                                 (856,328)              (903,755)
                                                                                    -----------            ----------

Net Income (Loss)                                                                  $  (533,258)           $   136,973
                                                                                   ============            ==========

Net Income (Loss) per Common Share                                                 $      (.25)           $       .06
                                                                                   ============            ==========
Weighted Average Number of
 Shares Outstanding                                                                  2,144,889              2,144,889
                                                                                   ============            ==========



The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                From December 31, 1999 through December 31, 2001


                                        Common Stock               Additional
                                       --------------               Paid-in           Accumulated
                                   Shares          Amount           Capital            (Deficit)        Total
                                   -------         -------          --------           ----------       -----

Balance December 31, 1999           2,144,889        $ 64,346        $9,430,827        $(9,514,693)    $ (19,520)

Net loss for the year ended
December 31, 2000                           -               -                 -            136,973       136,973
                                  -----------     -----------       -----------        -----------   -----------

Balance December 31, 2000           2,144,889          64,346         9,430,827         (9,377,720)      117,453

Net income for the year ended
December 31, 2001                           -               -                 -           (533,258)     (533,258)
                                  -----------     -----------       -----------        -----------   -----------

Balance December 31, 2001           2,144,889        $ 64,346        $9,430,827        $(9,910,978)    $(415,805)
                                  ===========     ===========       ===========        ===========   ===========

The accompanying notes are an integral part of the financial statements.


                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                          Year Ended           Year Ended
                                                                          December 31,         December 31,
                                                                             2001                   2000
                                                                          -----------          ------------

Cash Flows from Operating Activities:
      Net Income (loss)                                                  $  (533,258)          $  136,973
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                      362,699              409,525
          Write off of goodwill                                              367,446                    -
          Write down of assets                                                40,924
          (Increase) decrease in:
            Accounts receivable                                             (122,186)              (2,335)
            Inventory                                                        (50,835)              96,961
            Prepaid expenses and other                                       220,440               58,947
          Increase (decrease) in:
            Accounts payable and accrued
             expenses                                                        (89,952)          (1,162,349)
            Unearned revenue and other                                       (56,189)             186,069
                                                                         -----------          -----------
      Net Cash Provided by (Used in) Operating
       Activities                                                            139,089             (276,209)
                                                                         -----------          -----------

      Cash Flows from Investing Activities:
         Increase in note receivable                                               -             (300,000)
         (Repayments) of note receivable                                      17,401              153,921
         Net (acquisition) reduction of property and
          equipment, goodwill and covenant not to compete                    852,172               21,104
                                                                         -----------          -----------

      Net Cash Provided by Investing Activities                              869,573             (124,975)
                                                                         -----------          -----------

      Cash Flows from Financing Activities:
         Proceeds from (payments on) lease
          obligation payable                                                 (11,432)              10,699
         Proceeds from notes payable                                               -              594,476
         Principal payments on notes payable                              (1,165,777)            (250,231)
                                                                         -----------          -----------

      Net Cash Provided by (Used in)
       Financing Activities                                               (1,177,209)             354,944
                                                                         -----------          -----------

      Net (Decrease) in Cash                                                (168,547)             (46,240)

      Cash, beginning of period                                            1,002,804            1,049,044
                                                                         -----------          -----------

      Cash, end of period                                                $   834,257           $1,002,804
                                                                         ===========          ===========

      Interest paid                                                      $   539,028           $  617,803
                                                                         ===========          ===========

      Income tax paid                                                    $         -           $        -
                                                                         ===========          ===========

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

         (a)      General

         REC was incorporated under the laws of the State of Colorado on June 24, 1988. On April 6, 1993, REC acquired one hundred percent of the common stock of Ellora Corporation, a Wisconsin corporation which owned and operated the Bristol Renaissance Faire located in Kenosha, Wisconsin. During the year ended March 31, 1994 REC formed a wholly owned subsidiary called Heroes and Villains, Ltd. This entity was formed to provide entertainment services. During February, 1994 REC formed Renaissance Pleasure Faires, Inc. (RPFI) which acquired the assets and the business of two Renaissance Faires in California.

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

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(1)      Summary of Significant Accounting Policies, Continued

         (a)      General, Continued

         All subsidiaries of the Company were merged into REC as of March 31, 1996 with the exception of Creative Faires, Ltd., which was merged into REC during 1998.

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

         (d)      Revenue and Expense Recognition and Cost of Sales

         The Company recognizes revenues from the renaissance faires as earned during the period when the faires are in operation. These revenues consist principally of gate entrance fees, beverage concessions sales, lease revenue and fees charged to vendors. At various dates subsequent to the end of the operation of the prior year's faires, and prior to the opening of the next year's faires, the Company receives deposits from the craft vendors and others. These deposits are carried as unearned revenue until applied to fees charged and then earned on a pro-rata basis during the operation of the faire.

         Faire operating expenses as shown in the statement of operations includes all direct costs associated with the production of the Renaissance Faire, including cost of beverage and merchandise sold and other direct costs of the production. All other expenses related to operation of the faire are shown as operating expenses in the statement of operations.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

         (e)      Concentrations of Credit Risks

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2001, the Company had approximately $610,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.


         (f)      Cash Equivalents

         The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

         (g)      Inventory

         The Company's inventory consists principally of merchandise held for sale. The Company carries its inventory at the lower of cost or market. Cost is determined on an average cost basis.

         (h)      Allowance for Bad Debts

The Company provides an allowance for bad debts based on prior collection experience.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(1)      Summary of Significant Accounting Policies, Continued

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

         (k)      Basis of Presentation--Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a negative stockholders' equity that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

         In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations

         Management believes that its ability to raise additional capital provide an opportunity for the Company to continue as a going concern.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(2)      Common and Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock.

         At December 31, 2001, the Company had 1,239,433 warrants and options outstanding with expiration dates through 2006. The following is a summary of the options and warrants outstanding at December 31, 2001:

         During the year ended December 31, 1998, 241,833 options were granted of which 33,000 have exercise prices of $.31 expiring in November 2003, 80,000 have exercise prices of $.81 expiring in June 2005, and 128,833 have exercise prices of $.81 expiring in June 2003. Also during the year ended December 31, 1998, 99,600 warrants were granted which have exercise prices of $1.51 expiring in March 2003. During the year ended December 31, 1999, 350,000 options were granted of which 275,000 have exercise prices of $.53 expiring in March 2004, and 75,000 have exercise prices of $.81 expiring in December 2005. Also during the year ended December 31, 1999, 100,000 warrants were granted which have exercise prices of $.52 expiring in March 2004, and the Company replaced a warrant for 153,333 shares at $1.00 per share expiring November 2003, with a new warrant for 100,000 shares with an exercise price of $.30 expiring in November 2003. During the year ended December 31, 2000, 180,000 options were granted which have exercise prices of $.16 expiring in October 2004 and 8,000 options were granted which have exercise prices of $.53 expiring in April, 2004. In addition, 958,333 convertible debentures were granted which have convertible prices of $.30 expiring in August 2002. During the year ended December 31, 2001, the Company granted 150,000 incentive stock options to two officers of the Company, vesting one-third per year, beginning February 2002, exercisable at $.25 per share, and expiring in February 2006. In addition, 10,000 options were granted to an officer, vesting in 2002, exercisable at $.25 per share, and expiring in March 2006.

         The options granted during 2001 and 2000 were principally granted to employees and directors of the Company. The exercise prices at the dates of grants approximated market value of the common stock. Therefore, no compensation expense was recorded in the financial statements related to the options since the estimated fair value would not be material.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(2)      Common and Preferred Stock, Continued

                  Number            Exercise Price            Expiration Date
                  ------            --------------            ---------------

                     99,600         $ 1.51                    March, 2003
                     33,000         $  .31                    November, 2003
                    128,833         $  .81                    June, 2003
                    100,000         $  .30                    November, 2003
                    100,000         $  .52                    March, 2004
                    275,000         $  .53                    March, 2004
                      8,000         $  .53                    April, 2004
                    180,000         $  .16                    October, 2004
                     75,000         $  .81                    December, 2005
                    150,000         $  .25                    February, 2006
                     10,000         $  .25                    March, 2006
                     80,000         $  .81                    June, 2005
                  ---------

                  1,239,433


(3)      Notes Payable

         Notes payable at December 31, 2001 are summarized as follows:

         Notes payable to primarily related parties, Consisting of two promissory notes of equal value to each party, identical in nature except that one note is convertible to common stock at a price of $.30 per share. Interest is payable quarterly at 12%, balance due in full
         on August 31, 2002.                                                    $   287,500

         Notes payable to equipment manufacturers collateralized by certain equipment, payable in monthly installments of principal and interest;
         final payments due in 2003, interest
         ranging from 9.776% to 22%.                                                 63,439
                                                                                -----------

         Total                                                                      350,939
         Less current portion                                                       313,780
                                                                                -----------
         Long-term portion                                                      $    37,159
                                                                                ===========

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(3)      Notes Payable, Continued

         Principal payments due on notes payable for each of the next three fiscal years ending December 31 and in the aggregate thereafter, are as follows:


                  2002                                        $   313,780
                  2003                                             24,758
                  2004                                             10,906
                  Thereafter                                        1,495
                                                              -----------
                                                              $   350,939

 (4)     Leases

         The Company leases the New York Faire site with terms expiring through the year 2002. Annual lease payments on the New York Faire site are $330,567 for 2000, $360,000 for 2001, and $378,000 for 2002.

         The Company leases the Wisconsin Faire site with terms expiring through the year 2017. Annual lease payments on the Wisconsin Faire site are $440,000 for 1999 through 2004, $486,667 for 2005 through 2007, and
         $533,333 from 2008 through the end of the lease.

         The Company leases the Southern California Faire site with terms expiring through the year 2010. Annual lease payments on the Southern California Faire site are $195,000 for 2000, $226,322 for 2001, and $247,500 for 2002, with annual increases through the end of the lease.

         Effective January 21, 1998, the Company entered into an operating lease at 275 Century Circle in Louisville, Colorado for office facilities. Initial monthly rental payments were $3,603 plus 27% of operating costs with annual increases tied to the CPI for a term of five years.

         Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:



           Year Ending
           December 31,

                  2002                      $ 1,108,736
                  2003                          714,500
                  2004                          786,167
                  2005                          811,167
                  2006                          836,167
                  Thereafter                  8,080,416
                                            -----------
                  Total                     $12,337,153
                                            ===========

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(4)  Leases, Continued

         Rent expense for the year ended December 31, 2001 and for the year ended December 31, 2000 totaled approximately $1,163,867 and $1,096,788, respectively.

(5)      Goodwill and Covenant Not to Compete

         The cost of the acquisition of the California Faire assets and business as described in Note 1 in excess of the fair value of assets acquired was recorded as goodwill in the accompanying financial statements. Goodwill was being amortized on a straight-line basis over fifteen years. Management reviewed the carrying value of goodwill on a periodic basis, at least annually, to determine if there was any impairment in value. If management determined that the carrying value was not recoverable over the remaining amortization term, the excess balance, if any, was expensed. During the period ended December 31, 1996, the Company determined that the goodwill was impaired and wrote off $380,000 as a charge to other operating expenses. During the year ended December 31, 2001, the Company determined that the goodwill was further impaired and wrote off the unamortized balance of $367,446 as a charge to other operating expenses.

         In addition, the Company allocated $100,000 for certain covenants not to compete for certain officers and employees of The Living History Centre related to the asset and business acquisition. These covenants not to compete are fully amortized at December 31, 2001.

(6)      Income Taxes

         As of December 31, 2001, there are no current or deferred income taxes payable. As of December 31, 2001, the Company has total deferred tax assets of approximately $1,490,000 due to operating loss carry forwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,490,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(6)      Income Taxes, Continued

         The Company has available at December 31, 2001, unused operating loss carry forwards of approximately $9,900,000 which may be applied against future taxable income, expiring in various years through 2021. The available net operating loss carry forwards may be reduced if there is a 50% or more change in ownership.

(7)      Property and Equipment



         Land                               $ 1,085,283
         Buildings and Improvements           2,035,310
         Office Furniture and Equipment         346,686
         Costumes, Props and Other Assets     1,168,873
                                            -----------
                  Sub-total                   4,636,152
         Less Accumulated Depreciation       (1,927,061)
                                            -----------
                  Total                     $ 2,709,091
                                            ===========

(8)      Commitments

         Effective December 16, 1994, the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company has agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(9)      Sale Lease Back Transaction

         During November 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a twenty-year non-cancelable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty-year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 2001, the outstanding balance on the finance obligation was $3,980,062 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company was a minority interest investor in the company, which purchased this property.

         On December 1999 and 2000, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a restructuring of rental payments for 1999 and 2000. During the time periods between December 1 and May 31 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time from June 1 through November 30, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment in 1999 the Company agreed to terminate the existing warrant and issue a new warrant. The original warrant provided for 153,333 shares at $1.00 per share and expires November 2003. The new warrant grants 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The new warrant is on the same terms and conditions as contained in the original warrant. There was no warrant transaction involved in the 2000 lease amendment.

(11)     Write-down of Virginia Site

On October 27, 1999, the Board of Directors decided to discontinue operations at the Virginia site. The 2001 and 2000 financial statements include a loss of $39,982 and $467,272, respectively, related to the write-down and sale of the property due to closure of the site. During the year ended December 31, 2001, the Company sold the Virginia property.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(12)     Write-down of Assets

         The Company's lease for its Northern California Faire expired in 2001 and has not been renewed. The Company has not been able to obtain a new lease for this site. During the year ended December 31, 2001, the Company determined that the fixed assets at its Northern California Faire were impaired and wrote off the net book value of $40,924 as a charge to other expenses.

(13)     Retirement and Stock Plans

         The Company sponsors, for all eligible employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based on a percentage, which is determined from year to year. Matching contributions totaled $2,922, and $2,362 for the years ended December 31, 2001 and 2000, respectively. All such deferrals are not subject to income tax, and are held by a third-party trustee.

         Effective October 15, 2001, the Company established a non-qualified deferred compensation plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Board of Directors has authority to determine the persons eligible for participation in this plan. As of December 31, 2001, the Company had accrued a total of $18,000 for deferred compensation relating to this plan.


(14)     Stock-Based Compensation

         Stock options

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses are recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

         The Company's Board of Directors has granted non-qualified stock options and warrants to officers and employees of the Company. The following is a table of outstanding options and changes during 2001 and 2000:

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



                                                                                      Weighted
                                                                                      Average
                                                      Employee      Non-employee      Exercise
                                                       Options         Options         Price
                                                     -------------   -------------  -------------

Options Outstanding, December 31, 1999                 424,500           84,333             0.63
      Options granted:
          Employees                                    128,000                              0.18
          Non-employees                                                  60,000             0.16
      Options expired                                           -               -              -
      Options exercised                                         -               -              -
                                                     -------------   -------------  -------------

Options Outstanding, December 31, 2000                 552,500         144,333              0.50
      Options granted:
          Employees                                    160,000                              0.20
          Non-employees                                         -               -              -
      Options expired                                           -               -              -
      Options exercised                                         -               -              -
                                                     -------------   -------------  -------------

Options Outstanding, December 31, 2001                 712,500         144,333              0.45
                                                     =============   =============  =============


At December 31, 2001, outstanding options vest as follows:


                                                                                    Weighted
                                     Range of Exercise Prices                       Average
                                     ------------------------      Number of        Exercise
     Vested at December 31,             High          Low            Shares          Price
----------------------------          ---------      -------      ------------   -------------
        2000 and earlier                 0.81          0.16           523,833       $ 0.61
              2001                       0.53          0.16            68,000       $ 0.20
              2002                       0.81          0.20           120,000       $ 0.18
              2003                       0.81          0.20            95,000       $ 0.18
              2004                       0.81          0.20            50,000       $ 0.20
                                                                    ------------
                                                                      856,833
                                                                    ============

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(14)     Stock-Based Compensation, Continued

If not previously exercised or canceled, options outstanding at December 31, 2000 will expire as follows:


                                                                                       Weighted
                                          Range of Exercise Prices                      Average
                                          ------------------------                      Exercise
    Year Ending December 31,                 High         Low         Shares             Price
-------------------------------           ---------     -------     -----------      -------------
              2003                            0.81         0.31       153,833             0.70
              2004                            0.53         0.53       275,000             0.53
              2005                            0.81         0.16       268,000             0.37
              2006                            0.20         0.20       160,000             0.20
                                                                    ------------
                                                                      856,833             0.45
                                                                    ============

Pro Forma Stock-Based Compensation Disclosures

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were equal to the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                         2001                     2000
                                                                  --------------------     --------------------
   Net income (loss) applicable to common stockholders
            As reported                                        $            (533,258)   $              136,973
            Pro forma                                                       (555,240)                  136,973
   Net income (loss) per share applicable to common
   stockholders
            As reported                                        $                (.25)   $                  .06
            Pro forma                                                           (.26)                      .06

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(14)     Stock-Based Compensation, Continued

Options granted during 2001 consist of:


                                                                     Weighted
                                              Weighted average       average
                                                fair value at        exercise
              Year and Type                      grant date           price
-------------------------------------------  --------------------  -------------

Year ending December 31, 2000:
 Exercise price equals fair value:                  0.14               0.16
 Exercise price exceeds fair value:                 0.29               0.53

Year ending December 31, 2001:
 Exercise price equals fair value:                  0.18               0.2

The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

Expected Volatility:                  180%
Risk-free interest rate:             6.08%
Expected Dividends:                      -
Expected Term in Years:                  3

(15)     Contingency

         The Company's lease for its Northern California Faire expired in 2001 and has not been renewed. The Company has not been able to obtain a new lease for this site. The Company's lease for its New York Faire will expire in 2002. To date no leases have been obtained to extend operations at this site beyond 2002. Management is pursuing leases in each location.