Form 10-Q
period 2002-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 2002-05-15
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                  For the quarterly period ended MARCH 31, 2002
                                       or
/ / Transition Report Pursuance to Section 13 or 15(d) of the Securities
    Exchange act of 1934.
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

                                 (303) 664-0300
              (Registrant's telephone number, including area code)

                                   ----------
                                (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 /X/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2002, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.      FINANCIAL INFORMATION

      Item I.     Financial Statements

                  Balance Sheets as of March 31, 2002 (Unaudited)              3
                        and December 31, 2001

                  Statements of Operations for the Three Months
                        Ended March 31, 2002 and 2001
                        (Unaudited)                                            4

                  Statements of Cash Flows for the Three Months
                        Ended March 31, 2002 and 2001
                        (Unaudited)                                            5

                  Notes to Financial Statements                                5

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

PART II.  OTHER INFORMATION                                                   13

                             -----------------------

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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                                        March 31,             December 31,
                                                                                          2002                    2001
                                                                                   -----------------      ------------------
                                                                                   (Unaudited)
                                     ASSETS
Current Assets:
    Cash and equivalents                                                           $         275,116      $          834,257
    Accounts receivable (net)                                                                 15,102                 116,369
    Inventory                                                                                155,366                 155,367
    Note receivable, current portion                                                          18,265                  17,816
    Prepaid expenses and other                                                               423,756                 365,499
                                                                                   -----------------      ------------------
     Total Current Assets                                                                    887,605               1,489,308

    Property and equipment, net of accumulated depreciation                                2,770,053               2,709,091
    Note receivable, net of current portion                                                  106,124                 110,862
    Other assets                                                                             457,783                 458,588
                                                                                   -----------------      ------------------
TOTAL ASSETS                                                                       $       4,221,565      $        4,767,849
                                                                                   =================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                          $         643,660      $          468,309
    Notes payable, current portion                                                           312,936                 313,780
    Lease obligation payable, current portion                                                  1,295                   1,260
    Unearned income                                                                          341,922                 181,177
                                                                                   -----------------      ------------------
     Total Current Liabilities                                                             1,299,813                 964,526

    Lease obligation payable                                                               3,976,988               3,978,802
    Notes payable, net of current portion                                                     81,155                  37,159
    Other                                                                                    205,117                 203,167
                                                                                   -----------------      ------------------
     Total Liabilities                                                                     5,563,073               5,183,654
                                                                                   -----------------      ------------------

Stockholders' Equity:
    Common stock, $.03 par value, 50,000,000 shares authorized,
     2,144,889 and 2,144,889 shares issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                                       64,346                  64,346
    Additional paid-in capital                                                             9,430,827               9,430,827
    Accumulated earnings (deficit)                                                       (10,836,681)             (9,910,978)
                                                                                   -----------------      ------------------
     Total Stockholders' Equity                                                           (1,341,508)               (415,805)
                                                                                   -----------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       4,221,565      $        4,767,849
                                                                                   =================      ==================

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
                                                                  --------------------------------------
                                                                       2002                    2001
                                                                  --------------          --------------
REVENUE:
     Sales                                                        $        8,308          $        2,807
     Faire operating costs                                                 2,641                     149
                                                                  --------------          --------------
       Gross Profit                                                        5,667                   2,658
                                                                  --------------          --------------

OPERATING EXPENSES:
     Salaries                                                            364,446                 374,252
     Depreciation and amortization                                        62,371                  87,842
     Other operating expenses                                            398,270                 348,563
                                                                  --------------          --------------
       Total Operating Expenses                                          825,087                 810,657
                                                                  --------------          --------------

Net Operating (Loss) Income                                             (819,420)               (807,999)
                                                                  --------------          --------------

Other Income (Expenses):
     Interest income                                                       9,803                  20,874
     Interest (expense)                                                 (126,165)               (140,338)
     Other income (expense)                                               10,079                  11,387
                                                                  --------------          --------------
       Total Other Income (Expenses)                                    (106,283)               (108,077)
                                                                  --------------          --------------

Net Income (Loss) to Common Stockholders                          $     (925,703)         $     (916,076)
                                                                  ==============          ==============

Net Income (Loss) per Common Share                                $        (0.43)         $        (0.43)
                                                                  ==============          ==============

Weighted Average Number of Common Shares Outstanding                   2,144,889               2,144,889
                                                                  ==============          ==============

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
                                                                  --------------------------------------
                                                                            2002                    2001
                                                                  --------------          --------------
Cash Flows from Operating Activities:
 Net income (Loss)                                                $     (925,703)         $     (916,076)
                                                                  --------------          --------------
 Adjustments to reconcile net income (Loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                           62,371                  87,842
  (Increase) decrease in:
    Accounts Receivable                                                  105,556                   2,025
    Inventory                                                                  0                  (1,506)
    Prepaid expenses and other                                           (57,453)               (421,314)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                175,351                 293,493
    Unearned revenue and other                                           162,695                 231,304
                                                                  --------------          --------------
     Total adjustments                                                   448,520                 191,844
                                                                  --------------          --------------
Net Cash Provided by Operating Activities                               (477,183)               (724,232)
                                                                  --------------          --------------

Cash Flows from Investing Activities:

 Acquisition of property and equipment                                  (123,333)                (98,322)
                                                                  --------------          --------------
Net Cash (Used in) Investing Activities                                 (123,333)                (98,322)
                                                                  --------------          --------------

Cash Flows from Financing Activities:
 Proceeds from notes payable                                              50,000                  69,667
 Principal payments on notes payable                                      (8,625)                (56,221)
                                                                  --------------          --------------
Net Cash Provided by Financing Activities                                 41,375                  13,446
                                                                  --------------          --------------

Net Increase (Decrease) in Cash                                         (559,141)               (809,108)
Cash, beginning of period                                         $      834,257          $    1,002,804
                                                                  --------------          --------------
Cash, end of period                                               $      275,116          $      193,696
                                                                  --------------          --------------
Interest paid                                                     $      126,165          $      140,338
                                                                  --------------          --------------

     The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of March 31, 2002, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2002 and 2001, have been prepared by the Renaissance Entertainment Corp. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2002 and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   CALCULATION OF EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share is calculated by dividing the net income
     (loss) to common stockholders by the weighted average number of common shares outstanding.

3.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a negative stockholders' equity and a working capital deficit that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

4.   SUBSEQUENT EVENT

     Effective April 2002, the Company entered into a 20-year lease agreement with a related party for its New York Faire site. Lease payments are $425,000 for years 1 through 5, $435,000 for years 6 through 15, and $450,000 for years 16 through 20. The leased property includes a ski center, which will not generate significant income until 2003. The Company estimates that expenses of approximately $500,000 will be incurred in 2002 in connection with this ski center. At the option of the lessor, the ski center could be sold and lease payments reduced.

     Effective May 2002, the Company entered into a lease agreement for its Northern California Faire site. Lease payments in the first year include $1.00 per patron with a $150,000 minimum increasing each year thereafter. The lease is for 20 years, 5-years with a 15-year extension.

5.   COMMITMENT

     The Company's lease for its Southern California Faire site requires the Company to complete certain capital projects over the term of the lease. The Company estimates that the cost of the capital projects for 2002 will be approximately $250,000.

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

On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes the Sterling Forest Ski Center, which the Company anticipates opening for the 2002/2003 ski season. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property. Although the Ski Center will not generate significant revenue until 2003 the Company will incur ongoing expenses throughout 2002. The Company estimates that these expenses will total approximately $500,000 for the nine-months ended December 31, 2002.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located near Gilroy, California, at Casa de Fruta. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum increasing each year thereafter.

The Company had a working capital deficit of $412,208 as of March 31, 2002. While the Company believes that it has adequate capital to fund anticipated operations for 2002, it believes it may need additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The results of operations of the Company for the quarter ended March 31 always reflect a significant loss, due to the fact that there are no substantial revenues during this period, while some expenses at each of the Company's Faire locations continue throughout the year, as do corporate expenses.

Revenue increased $5,501 from $2,807 in 2001 to $8,308 in 2002. Cost of sales increased $2,492 from $149 in 2001 to $2,641 in 2002. These increases are largely the result of special events held in New York during the first quarter that are not related to the New York Renaissance Faires normal course of operation.

Operating expenses increased $14,430 or 2%, from $810,657 in 2001 to $825,087 in 2002. Salary and wage expense decreased $9,806 or 3% from $374,252 in 2001 to $364,446 in 2002. Other operating expenses increased $49,707 or 14% from $348,563 in 2001 to $398,270 in 2002. Depreciation and amortization expense decreased $25,471 or 29% from $87,842 in 2001 to $62,371 in 2002 resulting from a prior period writedown of assets in New York and Northern California due to the uncertainty of leasing arrangements for the 2002 season.

As a result of the foregoing, net operating loss (before interest charges and other income) increased $11,421 or 1% from a loss of ($807,999) for the 2001 period to a loss of ($819,420) for the 2002 period.

Interest income decreased $11,071 from $20,874 in 2001 to $9,803 in 2002. Interest expense decreased $14,173 from $140,338 in 2001 to $126,165 in 2002. Other income decreased $1,308 from $11,387 in 2001 to $10,079 in 2002.

Net loss to common stockholders increased $9,627 or 1%, from a loss of ($916,076) for the 2001 period, to a loss of ($925,703) for the 2002 period. Finally, net (loss) per common share remained unchanged at a loss of ($0.43) for the 2001 and 2002 period, based on 2,144,889 weighted average shares outstanding during the 2001 and 2002 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital shifted from a $524,782 surplus at December 31, 2001 to a ($412,208) deficit during the quarter ended March 31, 2002. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first four months of fiscal 2002, the Company raised capital in the amount of $100,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell ($50,000), Chairman of the Board of Directors and a related party. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2003.

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

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2002, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, decreased from $1,489,308 at December 31, 2001 to $887,605 at March 31, 2002, a decrease of $601,703 or 40%.
Of these amounts, cash and cash equivalents decreased from $834,257 at December 31, 2001 to $275,116 at March 31, 2002. Accounts and notes receivable decreased $105,556 from $245,047 at December 31, 2001 to $139,491 at March 31,
2002. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $365,499 at December 31, 2001 to $423,756 at March 31, 2002. These costs are expensed once the Faires are operating.

Current liabilities increased from $964,526 at December 31, 2001, to $1,299,813 at March 31, 2002, an increase of $335,287 or 35%. During the quarter, accounts payable and accrued expenses increased $175,351 or 37%. Unearned income, which consists of the sale of admission tickets to upcoming Faires, and deposits received from craft vendors for future Faires, increased $160,745 or 89% from $181,177 at December 31, 2001 to $341,922 at March 31, 2002. The revenue is recognized once the Faires are operating.

Stockholders' Equity decreased from ($415,805) at December 31, 2001 to ($1,341,508) at March 31, 2002, a decrease of $925,703. This decrease is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 2001 and the first three months of fiscal 2002 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

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

     RECENT LOSSES. The Company has incurred operating losses in all fiscal periods except 1995 and 2000. For the quarter ended March 31, 2002, the Company reported a net loss of ($925,703). The Company typically reports a loss for the first quarter of any operating season because ongoing operating expenses are incurred without any offsetting revenue generating activities. There is no assurance that the Company will remain profitable in any subsequent period.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital deficit of ($412,208) as of March 31, 2002. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Based on the Company's planned operations for 2002, the Company believes it has adequate capital to fund operations, repay debt, and to fund required capital expenditures during the 2002 fiscal year. To the extent that operations do not provide the necessary working capital during 2002, the Company may need to obtain additional capital for 2002 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

     STERLING FOREST SKI CENTER. The property that the Company leases in New York includes the Sterling Forest Ski Center, which the Company anticipates opening in December of this year for the 2002/2003 ski season. The Ski Center will not generate significant revenue until 2003 but the Company will incur ongoing expenses throughout 2002. The Company estimates that these expenses will total approximately $500,000 for the nine-months ended December 31, 2002. During the year ended December 31, 2002 these expenses will negatively affect the reported results of operations for the Company because expenses will be ongoing while very little revenue will be recognized until 2003.

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

     SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. With the anticipated operation of the Sterling Forest Ski Center in New York, the potential for counter-seasonal revenue should help smooth the seasonality of the Company's revenue stream from the Renaissance Faires. Unless the Company acquires or develops additional Faire sites or other events in areas that are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated in the six months ending October 31st of each year.

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

     FAIRE SITES. The Company has long-term leases for all four of its Renaissance Faires. The terms and conditions of each lease vary by location, and to a large extent, are beyond the control of the Company. The Company's dependence upon leasing Faire sites creates a certain risk of fluctuation in the Company's operations from year to year.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.       CHANGES IN SECURITIES

              During the first four months of fiscal 2002, the Company raised $100,000 through the sale of 12% subordinated promissory notes. The notes were issued in units, each unit consisting of two promissory notes of equal principal, with one note being convertible into shares of the Company's common stock at a conversion price of $.30 per share. The notes were sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Regulation D promulgated by the Securities and Exchange Commission. No brokers were involved in the sale of the notes and no sales commissions were paid with respect to such sales. See Part I "Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 5.       OTHER INFORMATION

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              The Company was not required to file a report on Form 8-K during the quarter ended March 31, 2002.

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

     10.10 Lease dated January 21, 1998 by and between Attache Publishing Services, Inc. and the Company, incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
     10.11 Employment Agreement dated December 11, 1998 with Charles S. Leavell, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.
     10.12 Employment Agreement dated December 11, 1998 with J. Stanley Gilbert, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.
     10.13 Amendment dated December 17, 1999 to Lease with Faire Partners LLC, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
     10.15 Warrant Agreement dated December 17, 1999, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
     10.17 Asset Purchase Agreement between Jim and Marta Selway and the Company dated April 6, 2000, incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
     10.18 Form of Subordinated Subscription and Purchase Agreement for 2000, including A Note and Convertible B Note incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.
     10.20 Lease dated June 27, 2000 by and between San Bernardino County Community and Cultural Resources Department and the Company incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
     10.28 Form of Subordinated Subscription and Purchase Agreement for 2002, including A Note and Convertible B Note incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.
     10.29 Amendment dated August 31, 2001 to Subordinated Subscription and Purchase Agreement for 2000 incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.
**   10.30    Lease agreement dated March 19, 2002 by and between Faire
Partners, Ltd. and the Company filed herewith.
**   10.31    Lease agreement dated May 3, 2002 by and between Casa de Fruta and the Company filed herewith.
**   10.32    Amendment dated February 28, 2002 to Faire Partners, Ltd. lease dated November, 1997 filed herewith.
**   10.33    Amendment dated March 18, 2002 to Faire Partners, Ltd. lease dated
November, 1997 filed herewith.
*    Incorporated by reference from the Company's Registration Statement on
Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.
**   Filed herewith.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RENAISSANCE ENTERTAINMENT CORPORATION

Dated:  MAY 13, 2002                      /s/ Charles S. Leavell
                                     ---------------------------------------
                                         Charles S. Leavell, Chief Executive and
                                         Chief Financial Officer

                                                /s/ Sue E. Brophy
                                        ----------------------------------------
                                        Sue E. Brophy, Chief Accounting Officer