Form 10-Q
period 2002-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 2002-08-19
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended JUNE 30, 2002

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
     Exchange act of 1934.

            For the transition period from __________ to __________

                         Commission File Number 0-23782


                      RENAISSANCE ENTERTAINMENT CORPORATION
           ---------------------------------------------------------
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


                                 (303) 664-0300
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)


           ---------------------------------------------------------
                                (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2002, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item I. Financial Statements

             Balance Sheets as of June 30, 2002 (Unaudited)
               and December 31, 2001                                           3

             Statements of Operations for the Three Months
               Ended June 30, 2002 and 2001 (Unaudited)                        4

             Statements of Operations for the Six Months
               Ended June 30, 2002 and 2001 (Unaudited)                        5

             Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001 (Unaudited)                        6

             Notes to Financial Statements                                     7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

PART II. OTHER INFORMATION                                                    15

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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                      June 30,         December 31,
                                                                        2002              2001
                                                                    ------------       ------------
                                                                     (Unaudited)
                                     ASSETS

Current Assets:
     Cash and equivalents                                           $    623,365       $    834,257
     Accounts receivable (net)                                            69,782            116,369
     Inventory                                                           242,301            155,367
     Note receivable, current portion                                     18,726             17,816
     Prepaid expenses and other                                        1,135,957            365,499
                                                                    ------------       ------------
       Total Current Assets                                            2,090,131          1,489,308

     Property and equipment, net of accumulated depreciation           2,897,136          2,709,091
     Note receivable, net of current portion                             101,266            110,862
     Other assets                                                        372,093            458,588
                                                                    ------------       ------------
TOTAL ASSETS                                                        $  5,460,626       $  4,767,849
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                          $  1,279,061       $    468,309
     Notes payable, current portion                                      313,578            313,780
     Lease obligation payable, current portion                             1,331              1,260
     Unearned income                                                     443,839            181,177
                                                                    ------------       ------------
       Total Current Liabilities                                       2,037,809            964,526

     Lease obligation payable                                          3,977,517          3,978,802
     Notes payable, net of current portion                               125,799             37,159
     Other                                                               200,836            203,167
                                                                    ------------       ------------
       Total Liabilities                                               6,341,961          5,183,654
                                                                    ------------       ------------

Stockholders' Equity:
     Common stock, $.03 par value, 50,000,000 shares
       authorized, 2,144,889 shares issued and outstanding
       at June 30, 2002 and December 31, 2001, respectively               64,346             64,346
     Additional paid-in capital                                        9,430,827          9,430,827
     Accumulated earnings (deficit)                                  (10,376,508)        (9,910,978)
                                                                    ------------       ------------
       Total Stockholders' Equity                                       (881,335)          (415,805)
                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,460,626       $  4,767,849
                                                                    ============       ============

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                      June 30
                                                          -----------------------------
                                                              2002              2001
                                                          -----------       -----------
REVENUE:
         Sales                                            $ 3,779,489       $ 3,675,040
         Faire operating costs                                878,638           994,408
                                                          -----------       -----------
           Gross Profit                                     2,900,851         2,680,632
                                                          -----------       -----------

OPERATING EXPENSES:
         Salaries                                             977,314           967,497
         Depreciation and amortization                         82,351            94,318
         Advertising                                          472,592           416,648
         Other operating expenses                             811,101           745,698
                                                          -----------       -----------
           Total Operating Expenses                         2,343,358         2,224,161
                                                          -----------       -----------

Net Operating (Loss) Income                                   557,493           456,471
                                                          -----------       -----------

Other Income (Expenses):
         Interest income                                       30,219            13,904
         Interest (expense)                                  (136,453)         (134,136)
         Other income (expense)                                 8,913           (12,276)
                                                          -----------       -----------
           Total Other Income (Expenses)                      (97,321)         (132,508)
                                                          -----------       -----------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                                  460,172           323,963

(Provision) Credit for Income Taxes                                --                --
                                                          -----------       -----------
Net Income (Loss) to Common Stockholders                  $   460,172       $   323,963
                                                          ===========       ===========
Net Income (Loss) per Common Share                        $      0.21       $      0.15
                                                          ===========       ===========
Weighted Average Number of Common Shares Outstanding        2,144,889         2,144,889
                                                          ===========       ===========


The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                 Six Months Ended
                                                                      June 30
                                                          -----------------------------
                                                              2002              2001
                                                          -----------       -----------
REVENUE:
         Sales                                              3,787,797       $ 3,677,847
         Faire operating costs                                881,279           994,557
                                                          -----------       -----------
           Gross Profit                                     2,906,518         2,683,290
                                                          -----------       -----------

OPERATING EXPENSES:
         Salaries                                           1,341,760         1,341,747
         Depreciation and amortization                        144,722           182,161
         Advertising                                          472,592           416,649
         Other operating expenses                           1,209,370         1,094,261
                                                          -----------       -----------
           Total Operating Expenses                         3,168,444         3,034,818
                                                          -----------       -----------

Net Operating (Loss) Income                                  (261,926)         (351,528)
                                                          -----------       -----------

Other Income (Expenses):
         Interest income                                       40,298            34,779
         Interest (expense)                                  (262,619)         (274,474)
         Other income (expense)                                18,717              (890)
                                                          -----------       -----------
           Total Other Income (Expenses)                     (203,604)         (240,585)
                                                          -----------       -----------

Net Income (Loss) before (Provision)
     Credit for Income Taxes                                 (465,530)         (592,113)

(Provision) Credit for Income Taxes                                --                --
                                                          -----------       -----------
Net Income (Loss) to Common Stockholders                  $  (465,530)      $  (592,113)

Net Income (Loss) per Common Share                        $     (0.22)      $     (0.28)
                                                          ===========       ===========

Weighted Average Number of Common Shares Outstanding        2,144,889         2,144,889
                                                          ===========       ===========

The accompanying notes are an integral part of the financial statements

                      RENAISSANCE ENTERTAINMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                Six Months ended
                                                                      June 30
                                                         -----------------------------
                                                             2002              2001
                                                         -----------       -----------
Cash Flows from Operating Activities:
   Net income (Loss)                                     $  (465,530)      $  (592,113)
                                                         -----------       -----------
   Adjustments to reconcile net income (Loss)
    to net cash provided by operating
    activities:
       Depreciation and amortization                         144,722           182,161
       Gain (loss) on disposal of assets                           0                 0
       (Increase) decrease in:
         Accounts Receivable                                  46,587          (167,007)
         Notes Receivable                                      8,686             9,136
         Inventory                                           (86,934)          (96,251)
         Prepaid expenses and other                         (683,963)         (721,442)
       Increase (decrease) in:
         Accounts payable and accrued expenses               810,752           622,068
         Unearned revenue and other                          260,331           207,544
                                                         -----------       -----------
           Total adjustments                                 500,181            36,209
                                                         -----------       -----------
Net Cash Provided by (Used in) Operating Activities           34,651          (555,904)
                                                         -----------       -----------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                    (332,768)         (250,812)
                                                         -----------       -----------
Net Cash (Used in) Investing Activities                     (332,768)         (250,812)
                                                         -----------       -----------
Cash Flows from Financing Activities:
   Common stock issued and additional
     paid-in capital                                               0                 0
   Proceeds from notes payable                               101,250            27,837
   Principal payments on notes payable                       (14,025)          (43,780)
                                                         -----------       -----------
Net Cash Provided by (Used in) Financing Activities           87,225           (15,943)
                                                         -----------       -----------
Net (Decrease) in Cash                                      (210,892)         (822,659)
Cash, beginning of period                                    834,257         1,002,804
                                                         -----------       -----------
Cash, end of period                                      $   623,365       $   180,145
                                                         ===========       ===========
Interest paid                                            $   262,619       $   274,474
                                                         ===========       ===========

The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of June 30, 2002, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2002 and 2001, have been prepared by the Renaissance Entertainment Corp. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2002 and for all periods presented, have been made.

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

3.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a negative stockholders' equity and minimal working capital that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

4.   COMMITMENTS

     Effective April 2002, the Company entered into a 20-year lease agreement with a related party for its New York Faire site. Lease payments are $425,000 for years 1 through 5, $435,000 for years 6 through 15, and $450,000 for years 16 through 20. The leased property includes a ski center, which is not expected to generate significant income until 2003. The Company estimates that expenses of approximately $500,000 will be incurred in 2002 in connection with this ski center. At the option of the lessor, the ski center could be sold and lease payments reduced.

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

     On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum increasing each year thereafter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 2001.

The Company presently owns and produces four Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire, serving the San Francisco Bay and San Jose metropolitan areas; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; and the New York Renaissance Faire serving the New York City metropolitan area.

The Renaissance Faire is a re-creation of a Renaissance village, a fantasy experience transporting the visitor back into sixteenth century England. This fantasy experience is created through authentic craft shops, food vendors and continuous live entertainment throughout the day, both on the street and stage, including actors, jugglers, jousters, magicians, dancers and musicians.

On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. The Company's long-term lease for the Bristol Faire site expires in 2017.

On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes the Sterling Forest Ski Center, which the Company anticipates opening for the 2002/2003 ski season. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property. Although the Ski Center will not generate significant revenue until 2003, the Company will incur ongoing expenses throughout 2002. The Ski Center generated approximately $150,000 in expense during the second quarter of 2002. The Company estimates expense for the third and fourth quarter will total approximately $400,000.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum increasing each year thereafter.

The Company had a working capital surplus of $52,322 as of June 30, 2002. While the Company believes that it has adequate capital to fund anticipated operations for 2002, it believes it may need additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues increased $104,449 or 3% from $3,675,040 in 2001 to $3,779,489 in 2002.
In June 2001, the Company's Wisconsin Faire operated one day. In 2002, the Company's Wisconsin Faire operated two days in June. This creates a temporary difference in revenue for the month of June of approximately $132,000.

Cost of sales decreased $115,770 or 12% from $994,408 in 2001 to $878,638 in 2002. Approximately $127,000 was associated with cost savings at the Southern Faire that relate to the long-term lease for this site which provides various expense savings, many relating to the Faire structures remaining in place year-round.

Total operating expenses (year-round operating costs and corporate overhead) increased $119,197 or 5%, from $2,224,161 in 2001 to $2,343,358 in 2002. Of the operating expenses, salaries increased 1%, from $967,497 in 2001 to 977,314 in 2002 reflecting a $9,817 increase for the 2002 period as compared to the 2001 period. Advertising expense showed an increase of $55,944 or 13%, from $416,648 in 2001 to $472,592 in 2002. Depreciation and amortization decreased 13%, from $94,318 in 2001 to $82,351 in 2002. Other operating expenses (all other general and administrative expenses of the Company) increased $65,403 or 9%, from $745,698 in 2001 to $811,101 in 2002. Of this operating expense increase, $136,000 is attributable to the Sterling Forest Ski Center which was not part of the Company's operations in 2001.

As a result of the foregoing, net operating income (before interest charges and other income) increased 22% from $456,471 for the 2001 period to $557,493 for the 2002 period

Interest expense increased $2,317 or 2%, from $134,136 in 2001 to $136,453 in 2002. Other income and expense decreased $21,189, from expense of $12,276 in 2001 to income of $8,913 in 2002. As a result of the 1999 closure of the Company's Virginia Renaissance Faire, an allowance of $32,000 for discontinued operations was recorded in the second quarter of 2001, to cover anticipated operations through the selling date of the property in August, 2001. Such an entry was not required in 2002.

Combining net operating income with other income/expense resulted in a $136,209 increase in net income before taxes, from income of $323,963 for the 2001 period to income of $460,172 for the 2002 period.

Net income to common stockholders also increased $136,209, from $323,963 for the 2001 period to $460,172 for the 2002 period. Finally, net income per common share increased from $.15 for the 2001 period to $.21 for the 2002 period, based on 2,144,889 weighted average shares outstanding in both years.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues increased $109,950 or 3% from $3,677,847 in 2001 to $3,787,797 in 2002.
In June 2001, the Company's Wisconsin Faire operated one day. In 2002, the Company's Wisconsin Faire operated two days in June. This creates a temporary difference in revenue for the month of June of approximately $132,000.

Cost of sales decreased $113,278 or 11% from $994,557 in 2001 to $881,279 in 2002. Approximately $127,000 was associated with cost savings at the Southern Faire that relate to the long-term lease for this site which provides various expense savings, many relating to the Faire structures remaining in place year-round.

Total operating expenses (year-round operating costs and corporate overhead) increased $133,626 or 4%, from $3,034,818 in 2001 to $3,168,444 in 2002. Of the operating expenses, salary expense remained flat, with a less than 1% increase, from $1,341,747 in 2001 to 1,341,760 in 2002. Advertising expense showed an increase of $55,943 or 13%, from $416,649 in 2001 to $472,592 in 2002.
Depreciation and amortization decreased 20%, from $182,161 in 2001 to $144,722 in 2002. Other operating expenses (all other general and administrative expenses of the Company) increased $115,109 or 11%, from $1,094,261 in 2001 to $1,209,370 in 2002. Of this operating expense increase, $136,000 is attributable to the Sterling Forest Ski Center which was not part of the Company's operations in 2001.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased 25% from $351,528 for the 2001 period to $261,926 for the 2002 period

Interest expense decreased $11,855 or 4%, from $274,474 in 2001 to $262,619 in 2002. Other income and expense decreased $19,607, from expense of $890 in 2001 to income of $18,717 in 2002. As a result of the 1999 closure of the Company's Virginia Renaissance Faire, an allowance of $32,000 for discontinued operations was recorded in the second quarter of 2001, to cover anticipated operations through the selling date of the property in August, 2001. Such an entry was not required in 2002.

Combining net operating income with other income/expense resulted in a $126,583 decrease in net loss before taxes, from loss of $592,113 for the 2001 period to a loss of $465,530 for the 2002 period.

Net loss to common stockholders also decreased $126,583, from $592,113 for the 2001 period to $465,530 for the 2002 period. Finally, net loss per common share decreased from $.28 for the 2001 period to $.22 for the 2002 period, based on 2,144,889 weighted average shares outstanding in both years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus decreased during the six months ended June 30, 2002, from $524,782 at December 31, 2001 to $52,322 at June 30, 2002. The
Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first four months of fiscal 2002, the Company raised capital in the amount of $100,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($50,000), and a party affiliated with the Chairman of the Board. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest is due and payable quarterly and the notes mature August 31, 2003.

During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($250,000), J. Stanley Gilbert, President and Director ($225,000), and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001. On the maturity date, the non-convertible portion of the notes were retired. The maturity date for the convertible portion of the notes were extended until August 31, 2002 under the same terms and conditions as the original offer.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2002, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $1,489,308 at December 31, 2001 to $2,090,131 at June 30, 2002, an increase of $600,823 or
40%. Of these amounts, cash and cash equivalents decreased from $834,257 at December 31, 2001 to $623,365 at June 30, 2002. Accounts receivable decreased from $116,369 at December 31, 2001 to $69,782 at June 30, 2002. Inventory increased from $155,367 at December 31, 2001 to $242,301 at June 30, 2002. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $365,499 at December 31, 2001 to $1,135,957 at June 30, 2002. These costs are expensed once the Faires are operating.

Current liabilities increased from $964,526 at December 31, 2001, to $2,037,809 at June 30, 2002, an increase of $1,073,283 or 111%. During the quarter, accounts payable and accrued expenses increased $810,752 or 173% from $468,309 at December 31, 2001 to $1,279,061 at June 30, 2002. Unearned income, which consists of the sale of admission tickets to upcoming Faires, passes for the Sterling Forest Ski Center and deposits received from craft vendors for future Faires, increased from $181,177 at December 31, 2001 to $443,839 at June 30, 2002. Approximately $62,000 unearned income is associated with the Sterling Forest Ski Center. This revenue is recognized once the Faires and the Ski Center are operating. The Company's notes payable accounts for $313,578 of the total current liabilities at June 30, 2002. This amount is largely attributable to the aforementioned subordinated promissory notes that mature in August, 2002.

Stockholders' Equity decreased from ($415,805) at December 31, 2001 to ($881,335) at June 30, 2002, a decrease of $465,530. This decrease is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 2001 and the first six months of fiscal 2002 it caused no material affect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

The lease with the County of San Bernardino for the Southern California Faire requires the Company to complete certain capital projects. These projects include items such as the construction of a perimeter fence, developing flower and water gardens, planting grass and trees, installing infrastructure and constructing buildings for use at the Faire. The Company has completed the projects outlined for 2002. The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2002. See "Factors That May Affect Future Operating Results-Need for Additional Capital" regarding the Company's financing requirements.


                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

     RECENT LOSSES. The Company has incurred operating losses in all fiscal periods since 1995 except fiscal 2000. For the six months ended June 30, 2002, the Company reported a net loss of ($465,530). There is no assurance that the Company will be profitable in any subsequent period.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $52,322 as of June 30, 2002. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Based on the Company's planned operations for 2002, the Company believes it has adequate capital to fund operations, repay debt and fund required capital expenditures during the 2002 fiscal year. To the extent that operations do not provide the necessary working capital during 2002, the Company may need to obtain additional capital for 2002 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that additional capital can be satisfactorily obtained, if and when required.

     STERLING FOREST SKI CENTER. The property that the Company leases in New York includes the Sterling Forest Ski Center, which the Company anticipates opening in December of this year for the 2002/2003 ski season. The Ski Center will not generate significant revenue until 2003, but the Company will incur ongoing expenses throughout 2002. The Ski Center generated approximately $150,000 in expense during the second quarter of 2002. The Company estimates expense for the third and fourth quarter will total approximately $400,000. During the year ended December 31, 2002 these expenses will negatively affect the reported results of operations for the Company because expenses will be ongoing while very little revenue will be recognized until 2003.

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

     DEPENDENCE UPON VENDORS. A substantial portion of the Company's revenues generated at each Faire is derived from arrangements that the Company has with vendors who construct elaborate booths at the Faires and sell a variety of food, crafts and souvenirs. This arrangement consists of either a fixed rental or a percent of revenues paid by the vendors to the Company. In either case, the success of a Faire is dependent upon the Company's ability to attract responsible vendors who sell high quality goods.

     SEASONALITY. The Company's Renaissance Faires are located in traditionally seasonal areas that attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. With the anticipated operation of the Sterling Forest Ski Center in New York, the potential for counter-seasonal revenue may help smooth the seasonality of the Company's revenue stream from the Renaissance Faires. Unless the Company acquires or develops additional Faire sites or other events in areas that are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated from April through October 31st of each year.

     DEPENDENCE UPON WEATHER. Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, which are determined substantially in advance in order to facilitate advertising and other promotional efforts. The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions. While each of the Company's Faires are open, rain or shine, poor weather, or even the forecast of poor weather can result in substantial declines in attendance and, as a result, loss of revenues. Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire's infrastructure and buildings, as well as injuries to patrons and employees. Risks associated with the weather are beyond anyone's control, but have a direct and material impact upon the relative success or failure of a given Faire.

     LICENSING AND OTHER GOVERNMENTAL REGULATION. For each Faire operated by the Company, it is necessary to apply for and obtain permits and other licenses from local governmental authorities regulating service of alcoholic beverages, service of food, health, sanitation, and other matters at the Faire sites. Each governmental jurisdiction has it's own regulatory requirements that can impose unforeseeable delays or impediments in preparing for a Faire production. While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company's future operations.

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

     None.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports of Form 8-K

               The Company was not required to file a report on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RENAISSANCE ENTERTAINMENT CORPORATION



Dated: August 16, 2002                  /s/ Charles S. Leavell
       ---------------                  ----------------------------------------
                                        Charles S. Leavell, Chief Executive and
                                          Chief Financial Officer


                                        /s/ Sue E. Brophy
                                        ----------------------------------------
                                        Sue E. Brophy, Chief Accounting Officer