Form 10QSB
period 2002-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 2002-11-14
CIK 838782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

               For the quarterly period ended September 30, 2002

                                       or

    / / Transition Report Pursuance to Section 13 or 15(d) of the Securities
                              Exchange act of 1934.

                    For the transition period from________ to

    Commission File Number 0-23782

                      RENAISSANCE ENTERTAINMENT CORPORATION
        -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Colorado                     84-1094630
        --------------------------------------------------------------
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization        Identification No.)

       275 Century Circle, Suite 102, Louisville, Colorado          80027
      -----------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

                                 (303) 664-0300
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                /X/ Yes  / / No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2002, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
Part I.  Financial Information

         Item I.         Financial Statements

                         Balance Sheets as of September 30, 2002 (Unaudited)
                                and December 31, 2001                                    3

                         Statements of Operations for the Three Months
                                Ended September 30, 2002 and 2001
                                (Unaudited)                                              4

                         Statements of Operations for the Nine Months
                                Ended September 30, 2002 and 2001
                                (Unaudited)                                              5

                         Statements of Cash Flows for the Nine Months
                                Ended September 30, 2002 and 2001
                                (Unaudited)                                              6

                         Notes to Financial Statements                                   7

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                   8

         Item 3.         Controls and Procedures                                        14

Part II. Other Information                                                              17

Certifications                                                                          19

                                   ----------

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

                      RENAISSANCE ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2002            2001
                                                              (UNAUDITED)    (SEE NOTE 1)
                                                             -------------   ------------
                          ASSETS
CURRENT ASSETS:
   Cash and equivalents                                      $ 1,352,210     $   834,257
   Accounts receivable (net)                                     146,971         116,369
   Notes receivable, current portion                               4,198          17,816
   Inventory                                                     235,270         155,367
   Prepaid expenses and other                                    983,673         365,499
      TOTAL CURRENT ASSETS                                     2,722,322       1,489,308

   Property and equipment, net of accumulated depreciation     2,963,515       2,709,091
   Note receivable, long-term portion                             96,286         110,862
   Other assets                                                  360,661         458,588
TOTAL ASSETS                                                 $ 6,142,784     $ 4,767,849
                                                             ===========     ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $   700,516     $   468,309
   Notes payable, current portion                                314,402         313,780
   Lease obligation payable, current portion                       1,369           1,260
   Unearned income                                               867,751         181,177
      TOTAL CURRENT LIABILITIES                                1,884,038         964,526

   Lease obligation payable                                    3,978,050       3,978,802
   Note payable, net of current portion                          119,282          37,159
   Other                                                         163,044         203,167
      TOTAL LIABILITIES                                        6,144,414       5,183,654

STOCKHOLDERS' EQUITY:
   Common stock, $.03 par value, 50,000,000 shares
    Authorized, 2,144,889 and 2,144,889 shares
    issued and outstanding at September 30, 2002
    and December 31, 2001 respectively                            64,346          64,346
   Additional paid-in capital                                  9,430,827       9,430,827
   Accumulated earnings (deficit)                             (9,496,803)     (9,910,978)
      TOTAL STOCKHOLDERS' EQUITY                                  (1,630)       (415,805)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 6,142,784     $ 4,767,849
                                                             ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
REVENUE:
  Sales                                                      $ 6,096,924    $ 7,107,549
  Faire operating costs                                        1,816,718      2,137,096
     Gross Profit                                              4,280,206      4,970,453

OPERATING EXPENSES:
  Salaries                                                     1,255,548      1,314,814
  Depreciation and amortization                                   85,326         93,950
  Advertising                                                    840,622        889,818
  Other operating expenses                                     1,105,885      1,373,422
     Total Operating Expenses                                  3,287,381      3,672,004

Net Operating Income                                             992,825      1,298,449

Other Income (Expenses):
  Interest income                                                  7,462         19,284
  Interest (expense)                                            (130,296)      (136,190)
  Other income(expense)                                            9,712          2,374
     Total Other (Expense)                                      (113,122)      (114,532)

Net Income before (Provision)                                    879,703      1,183,917
 Credit for Income Taxes

(Provision) Credit for Income Taxes                                    -              -

NET INCOME TO COMMON STOCKHOLDERS                            $   879,703    $ 1,183,917
                                                             ===========    ===========

NET INCOME PER COMMON SHARE                                  $      0.41    $      0.55
                                                             ===========    ===========

  Weighted Average Number of Common Share Outstanding          2,144,889      2,144,889

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION
                             STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                             ---------------------------
                                                                 2002             2001
                                                             -----------    ------------
REVENUE:

  Sales                                                      $ 9,884,722    $ 10,785,396
  Faire operating costs                                        2,697,997       3,131,654
     Gross Profit                                              7,186,725       7,653,742

OPERATING EXPENSES:
  Salaries                                                     2,597,308       2,656,561
  Depreciation and amortization                                  230,047         276,110
  Advertising                                                  1,313,214       1,306,467
  Other operating expenses                                     2,315,255       2,467,683
     Total Operating Expenses                                  6,455,824       6,706,821

Net Operating Income                                             730,901         946,921

Other Income (Expenses):
  Interest income                                                 47,760          54,063
  Interest (expense)                                            (392,914)       (410,664)
  Other income(expense)                                           28,428           1,484
     Total Other (Expense)                                      (316,726)       (355,117)

Net Income before (Provision)                                    414,175         591,804
 Credit for Income Taxes

(Provision) Credit for Income Taxes                                    -               -

NET INCOME TO COMMON STOCKHOLDERS                            $   414,175    $    591,804
                                                             ===========    ============

NET INCOME PER COMMON SHARE                                  $      0.19    $       0.28

Weighted Average Number of Common Shares Outstanding           2,144,889       2,144,889

    The accompanying notes are an integral part of the financial statements.

                     RENAISSANCE ENTERTAINMENT CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $   414,175    $    591,804
     ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                            230,047         276,110
        Gain(loss) on disposal of assets                                          (3,537)
        (INCREASE)DECREASE IN:
          Accounts receivable                                    (30,602)       (184,168)
          Notes receivable                                        28,194          13,217
          Inventory                                              (79,903)        (93,669)
          Prepaid expenses and other                            (520,247)       (770,748)
        INCREASE (DECREASE) IN:
          Accounts payable and accrued expenses                  232,207         791,824
          Unearned revenue and other                             646,451         426,870
           TOTAL ADJUSTMENTS                                     506,147         455,899
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 920,322       1,047,703

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) in property and equipment                      (484,471)        829,713
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                (484,471)        829,713

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued and additional paid-in capital               -               -
      Proceeds from notes payable                                101,250          27,837
      Principal payments on notes payable                        (19,148)     (1,168,256)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  82,102      (1,140,419)

NET INCREASE (DECREASE) IN CASH                                  517,953         736,997
CASH, BEGINNING OF PERIOD                                        834,257       1,002,804
CASH, END OF PERIOD                                          $ 1,352,210    $  1,739,801
                                                             ===========    ============
INTEREST PAID                                                $  (392,914)   $   (410,664)
                                                             ===========    ============
INCOME TAX PAID(REFUND)                                                -               -
                                                             ===========    ============

    The accompanying notes are an integral part of the financial statements.

                      RENAISSANCE ENTERTAINMENT CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)

1.   UNAUDITED STATEMENTS

     The balance sheet as of September 30, 2002, the statements of operations and the statements of cash flows for the nine month periods ended September 30, 2002 and 2001, have been prepared by the Renaissance Entertainment Corp. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2002 and for all periods presented, have been made.

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

3.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a negative stockholders' equity that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

     In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

     Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

4.   COMMITMENTS

     Effective April 2002, the Company entered into a 20-year lease agreement with a related party for its New York Faire site. Lease payments are $425,000 for years 1 through 5, $435,000 for years 6 through 15, and $450,000 for years 16 through 20. The leased property includes a ski center, which is not expected to generate significant income until 2003. The Company estimates that expenses of approximately $650,000 will be incurred in 2002 in connection with this ski center. At the option of the lessor, the ski center could be sold and lease payments reduced.

     The Company's lease for its Southern California Faire site requires the Company to complete certain capital projects over the term of the lease. The Company estimates that the cost of the capital projects for 2002 will be approximately $250,000.

     On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum and increasing each year thereafter.

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

On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes the a site for a Ski Center. The Company anticipates opening a Ski Center for the 2002/2003 ski season. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property. Although the Ski Center will not generate significant revenue until 2003, the Company will incur ongoing expenses throughout 2002. The Ski Center generated approximately $270,000 in expenses during the second and third quarters of 2002. The Company estimates expense for the fourth quarter will total approximately $380,000.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum and increasing each year thereafter.

The Company had a working capital surplus of $838,284 as of September 30, 2002. While the Company believes that it has adequate capital to fund anticipated operations for 2002, it believes it may need additional capital for future fiscal periods. See "LIQUIDITY AND CAPITAL RESOURCES."

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The following factors should be considered when reading the following income statement analysis. As of September 30, 2002 the Company's Southern California, Wisconsin and New York Faires had finished their operating season and the Northern California Faire had operated three of six weekends. The Company's Renaissance Faires operated the same number of weekends in 2002 as 2001, with the exception of the New York Faire and Northern California Faire. The New York Faire operated seven weekends in 2002 as compared to eight in 2001. The Northern California Faire was relocated to Casa de Fruta in Hollister, California in 2002. As of September 30, 2001, the Faire had operated six of eight weekends, while in 2002 it had operated three of six weekends. During 2002, the Company began operating the Sterling Forest Ski Center and incurred ongoing expenses that were not experienced in 2001.

Revenues decreased $1,010,625 or 14% from $7,107,549, in 2001 to $6,096,924 in
2002. In 2002, both the Wisconsin and Southern California Faires experienced an increase in attendance. The New York and Northern California Faires experienced a decrease in overall attendance that largely explains the decline in revenue. The decrease in attendance at the New York Faire was weather related, with inclement weather affecting nine out of fifteen days of operation. The Northern California Faire attendance was down 7.5% as of September 30, 2002 as compared to 2001, and was affected by its relocation and the aforementioned revised schedule of operations. As of this date, revenue has not been recognized for the Ski Center as its operating season does not begin until December 2002 or January 2003, depending on weather conditions.

Cost of sales decreased $320,378 or 15%, from $2,137,096 in 2001 to $1,816,718 in 2002. This decrease directly relates to a decline in entertainment, merchandise, beverage and other production expenses consistent with lower attendance and fewer operational weekends at the New York and Northern California Faires. Cost of sales for the Ski Center were approximately $17,000 for the three months ended September 30, 2002.

Operating expenses (year-round operating costs and corporate overhead) decreased $384,623 or 10%, from $3,672,004 in 2001 to $3,287,381 in 2002. The Company incurred approximately $105,000 in operating expenses for the Ski Center during the third quarter of 2002.

Of the operating expenses, salaries decreased 5%, from $1,314,814 in 2001 to $1,255,548 in 2002 reflecting a $59,266 decrease for the 2002 period as compared to the 2001 period. Advertising expense showed a decrease of $49,196 or 6%, from $889,818 in 2001 to $840,622 in 2002. Depreciation and amortization decreased 9%, from $93,950 in 2001 to $85,326 in 2002. Other operating expenses (all other general and administrative expenses of the Company) decreased $267,537 or 19%, from $1,373,422 in 2001 to $1,105,885 in 2002. Advertising, salaries and other operating expenses decreased largely due to the revised schedule of operations for the Northern California Faire as well as the New York Faire operating one weekend less in 2002 as compared to 2001. In addition, at the end of the third quarter of 2002, rent for the Northern California Faire was approximately $175,000 less than 2001, based on the new schedule of rent payments.

As a result of the foregoing, net operating income (before interest charges and other income) decreased 24% from $1,298,449 for the 2001 period to $992,825 for the 2002 period.

A 4% decrease in interest expense from $136,190 in 2001 to $130,296 in 2002 resulted from a decrease in the amount of debt held by the Company over the one year period.

Other income, including interest, decreased $4,484, from income of $21,658 in 2001 to income of $17,174 in 2002. This decrease is largely the result of a reduction in interest earned on the Company's investments due to economic conditions over the past twelve months.

Combining net operating income with other income/expense resulted in a $304,214 decrease in net income before taxes, from income of $1,183,917 for the 2001 period to an income of $879,703 for the 2002 period.

Net income to common stockholders also decreased $304,214, from $1,183,917 for the 2001 period to $879,703 for the 2002 period. Finally, net income per common share decreased from $.55 for the 2001 period to $.41 for the 2002 period, based on 2,144,889 weighted average shares outstanding in the years 2001 and 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The following factors should be considered when reading the following income statement analysis. As of September 30, 2002 the Company's Southern California, Wisconsin and New York Faires had finished their operating season and the Northern California Faire had operated three of six weekends. The Company's Renaissance Faires operated the same number of weekends in 2002 as 2001, with the exception of the New York Faire and Northern California Faire. The New York Faire operated seven weekends in 2002 as compared to eight in 2001. The Northern California Faire was relocated to Casa de Fruta in Hollister, California in 2002. As of September 30, 2001, the Faire had operated six of eight weekends, while in 2002 it had operated three of six weekends. During 2002, the Company began operating the Sterling Forest Ski Center and incurred ongoing expenses that were not experienced in 2001.

Revenues decreased $900,674 or 8%, from $10,785,396 in 2001 to $9,884,722 in
2002. In 2002, both the Wisconsin and Southern California Faires experienced an increase in attendance. The New York and Northern California Faires experienced a decrease in overall attendance that largely explains the decline in revenue. The decrease in attendance at the New York Faire was weather related, with inclement weather affecting nine out of fifteen days of operation. The Northern California Faire attendance was down 7.5% as of September 30, 2002 as compared to 2001, and was affected by its relocation and the aforementioned revised schedule of operations. As of this date, revenues has not been recognized for the Ski Center as its operating season does not begin until December 2002 or January 2003 depending on weather conditions.

Cost of sales decreased $433,657 or 14%, from $3,131,654 in 2001 to $2,697,997 in 2002. This decrease directly relates to a decline in entertainment, merchandise, beverage and other production expenses consistent with lower attendance and fewer operational weekends at the New York and Northern California Faires. Cost of sales for the Ski Center were approximately $28,000 for the nine months ended September 30, 2002.

Operating expenses (year-round operating costs and corporate overhead) decreased $250,997 or 4%, from $6,706,821 in 2001 to $6,455,824 in 2002. The Company incurred approximately $240,000 in operating expenses for the Ski Center for the nine months ended September 30, 2002.

Of the operating expenses, salaries decreased 2%, from $2,656,561 in 2001 to $2,597,308 in 2002 reflecting a $59,253 decrease for the 2002 period as compared to the 2001 period. Advertising expense showed an increase of $6,747 or 1%, from $1,306,467 in 2001 to $1,313,214 in 2002. Depreciation and amortization decreased 17%, from $276,110 in 2001 to $230,047 in 2002. Other operating expenses (all other general and administrative expenses of the Company) decreased $152,428 or 6%, from $2,467,683 in 2001 to $2,315,255 in 2002.
Salaries and other operating expenses decreased largely due to the revised schedule of operations for the Northern California Faire, as well as the New York Faire operating one weekend less in 2002 as compared to 2001. In addition, at the end of the third quarter of 2002, rent for the Northern California Faire was approximately $175,000 less than 2001, based on the new schedule of rent payments.

As a result of the foregoing, net operating income (before interest charges and other income) decreased 23% from $946,921 for the 2001 period to $730,901 for the 2002 period.

A 4% decrease in interest expense from $410,664 in 2001 to $392,914 in 2002 resulted from a decrease in the amount of debt held by the Company over the one year period.

Other income, including interest income, increased $20,641, from income of $55,547 in 2001 to income of $76,188 in 2002.

Combining net operating income with other income/expense resulted in a $177,629 decrease in net income before taxes, from income of $591,804 for the 2001 period to an income of $414,175 for the 2002 period.

Net income to common stockholders also decreased $177,629, from $591,804 for the 2001 period to $414,175 for the 2002 period. Finally, net income per common share decreased from $.28 for the 2001 period to $.19 for the 2002 period, based on 2,144,889 weighted average shares outstanding in the years 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus increased during the nine months ended September 30, 2002, from $524,782 at December 31, 2001 to $838,284 at September 30, 2002. The Company's working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

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

During fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($250,000), J. Stanley Gilbert, President and Director ($225,000), and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001. On the maturity date, the non-convertible portion of the notes were retired. The maturity date for the convertible portion of the notes were extended until November 30, 2002 under the same terms and conditions as the original offer and it is contemplated that they may be extended again to August 31, 2003.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2002, it will be required to raise additional capital by March of 2003 if the notes due November 30, 2002 are not extended and if the notes are extended, may still be required to raise additional capital for 2003 depending on the operation of the Ski Center.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $1,489,308 at December 31, 2001 to $2,722,322 at September 30, 2002, an increase of $1,233,014 or 83%. Of these amounts, cash and cash equivalents increased from $834,257 at December 31, 2001 to $1,352,210 at September 30, 2002. Accounts receivable increased from $116,369 at December 31, 2001 to $146,971 at September 30, 2002. Inventory increased from $155,367 at December 31, 2001 to $235,270 at September 30, 2002. Prepaid expenses (expenses incurred on behalf of the Faires) increased from $365,499 at December 31, 2001 to $983,673 at September 30, 2002. These costs are expensed once the Faires are operating.

Current liabilities increased from $964,526 at December 31, 2001, to $1,884,038 at September 30, 2002, an increase of $919,512 or 95%. Accounts payable and accrued expenses increased $232,207 or 50% from $468,309 at December 31, 2001 to $700,516 at September 30, 2002. Unearned income, which consists of the sale of admission tickets to upcoming Faires, passes for the Sterling Forest Ski Center and deposits received from craft vendors for future Faires, increased from $181,177 at December 31, 2001 to $867,751 at September 30, 2002. Approximately $180,000 unearned income is associated with the Sterling Forest Ski Center. This revenue is recognized once the Faires and the Ski Center are operating. The Company's notes payable account for $315,771 of the total current liabilities at September 30, 2002. This amount is largely attributable to the aforementioned subordinated promissory notes that mature in November, 2002 and August, 2003.

Stockholders' Equity increased from ($415,805) at December 31, 2001 to ($1,630) at September 30, 2002, an increase of $414,175. This increase is due to the net income earned during the nine months.

Although inflation can potentially have an effect on financial results, during 2001 and the first nine months of fiscal 2002 it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

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

     RECENT LOSSES. The Company has incurred operating losses in all fiscal periods since 1995 except fiscal 2000. For the nine months ended September 30, 2002, the Company reported a net profit of $414,175. There is no assurance that the Company will be profitable in any subsequent period.

     NEED FOR ADDITIONAL CAPITAL. The Company had a working capital surplus of $838,284 as of September 30, 2002. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Based on the Company's planned operations for 2002, the Company believes it has adequate capital to fund operations and fund required capital expenditures during the 2002 fiscal year. To the extent that operations do not provide the necessary working capital or notes due November 30, 2002 in the amount of $287,500 are not extended, the Company will need to obtain additional capital for 2003 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that additional capital can be satisfactorily obtained, if and when required.

     STERLING FOREST SKI CENTER. The property that the Company leases in New York includes a site for a Ski Center. The Company anticipates opening the Ski Center in December of this year for the 2002/2003 ski season. The Ski Center will not generate significant revenue until 2003, but the Company will incur ongoing expenses throughout 2002. The Ski Center generated approximately $270,000 in expenses during the second and third quarter of 2002. The Company estimates expenses for the fourth quarter will total approximately $325,000. During the year ended December 31, 2002, these expenses will negatively affect the reported results of operations for the Company because expenses will be ongoing while very little revenue will be recognized until 2003.

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

     PUBLIC LIABILITY AND INSURANCE. As a producer of a public entertainment event, the Company has exposure for claims of personal injury and property damage suffered by visitors to the Faires. To date, the Company has experienced only minimal claims, which it has been able to resolve without litigation. The Company maintains comprehensive liability insurance which it considers to be adequate against this risk; however, there can be no assurance that a catastrophic event or claim, which could result in damage or liability in excess of this coverage, will not occur.

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

                             CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS. Appearing immediately following the signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosures Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's

Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relating to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Renaissance Entertainment Corporation is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Reports of Form 8-K

                 The Company was not required to file a report on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RENAISSANCE ENTERTAINMENT CORPORATION



Dated: NOVEMBER 14, 2002                       /s/ Charles S. Leavell
                                     -----------------------------------------
                                     Charles S. Leavell, Chief Executive and
                                      Chief Financial Officer


                                               /s/ Sue E. Brophy
                                     -----------------------------------------
                                     Sue E. Brophy, Chief Accounting Officer

                                 CERTIFICATIONS

I, Charles S. Leavell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Renaissance Entertainment Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                               /s/ Charles S. Leavell
                                 ---------------------------------------------
                                            Charles S. Leavell
                                 Chief Executive and Chief Financial Officer


     The undersigned hereby certifies, for the purposes of Section 1350 of Chapter 63 of Title XVIII of the United States Code, in his capacity as an officer of Renaissance Entertainment Corporation, that, to his knowledge, the Quarterly Report of Renaissance Entertainment Corporation on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13a of the Securities Exchange Act of 1934 and that the information contained in such report fairly represents, in all material respects, the financial condition and results of operation of Renaissance Entertainment Corporation.


                                               /s/ Charles S. Leavell
                                  --------------------------------------------
                                            Charles S. Leavell
                                 Chief Executive and Chief Financial Officer


Date: November 14, 2002