Form 10KSB
period 2002-12-31
RENAISSANCE ENTERTAINMENT CORP
filed 2003-03-25
CIK 838782

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23782

RENAISSANCE ENTERTAINMENT CORPORATION
(Name of Registrant as Specified in its Charter)

Colorado	84-1094630
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

275 Century Circle, Suite 102, Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (303) 664-0300

Securities registered under Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.03 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The issuer's revenues for the year ended December 31, 2002 were $12,013,543.

        As of March 13, 2003, the aggregate market value of the Common Stock of the Registrant, held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices of the Common Stock as quoted on the NASD OTC Bulletin Board Market, was approximately $707,813. As of March 13, 2003, 2,144,889 shares of the Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

        This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-KSB entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

        During November 1997, the Company sold this site and leased it back for a period of 20 years. See "Property." Improvements which have been constructed on the site, including the vendor booths, are permanent. Craft shops and vendor booths are built by the individual craft vendors at their cost. In many cases, vendors invest substantial sums of money in the construction of these shops. Historically, the Company has utilized the site for the Renaissance Faire, and the property has been vacant during the off-season.

        On April 6, 2000, the Company entered into an Asset Purchase Agreement with Willows Fare, LLC which conveyed its interest in certain assets previously used by the Bristol Faire in its food operation. As part of this agreement, Willows Fare, LLC was granted a seven-year concession agreement with the Bristol Faire to operate as a food vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement. The Company holds a 10% promissory note for the balance of $150,000. Payments of principal and interest begin August 1, 2000 based on a 7-year amortization with a balloon payment on October 31, 2003.

        Northern California Renaissance Pleasure Faire.    The Northern California Renaissance Pleasure Faire has been held in the San Francisco Bay area for the past 35 years. This Faire is held annually for six to eight weekends, typically beginning one week before the Labor Day weekend and running through the first or second weekend of October. In 2001, the Faire operated eight weekends beginning the last weekend of August and ending in mid-October. In 2002, the Faire operated six weekends beginning the middle of September and ending in mid-October. In 2003, it is anticipated that the Faire will operate seven weekends beginning the first weekend of September and ending the fourth weekend of October.

        On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum and increasing each year thereafter.

        Historically, all structures, including the gates, stages, booths, shops and arenas utilized in the Northern California Renaissance Pleasure Faires have been mobile. These props were loaded into the Company's semi-tractor/trailers and transported between the Northern and Southern California Renaissance Faires and, during the off-season, were stored at the Southern Renaissance Faire site. The booths and craft shops utilized and owned by the individual vendors were moved onto the site for the Faire and then removed by them. The Company believes that this long-term lease agreement will eventually allow these structures to remain in place year-round and provide the opportunity for additional income-generating events other than the Renaissance Faire.

        Southern California Renaissance Pleasure Faire.    The Southern California Renaissance Pleasure Faire has been held for the past 40 years in the Los Angeles metropolitan area. This Faire is held annually for seven or eight weekends beginning the first weekend of May and ending in mid-June. In 2001 the Faire ran eight weekends and in 2002 seven weekends beginning the first week of May. In 2001 and 2002, the Company sponsored a School Days event in conjunction with Events Group Corporation which was held on the Faire site in the month of May. In 2003, the Faire is scheduled to run seven weekends beginning the first weekend of May and a School Days event is scheduled in the month of May.

        The Southern California Renaissance Pleasure Faire is held in Glen Helen Regional Park located near Devore, California. On June 27, 2000, the Company signed a twenty-year lease with San Bernardino County Parks and Recreation Department, securing a long-term home for the Southern California Renaissance Faire. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2003 rent set at $274,500.

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

        Historically, the Faire has been held annually for eight weekends beginning the first weekend of August and ending the third weekend of September. The Forest of Fear is held each year beginning the first weekend of October and ending on Halloween. In 2001 and 2002 the Company operated two School Day events. The Company has one School Days event scheduled at this site in May of 2003. In 2003, the Company anticipates operating the Faire seven weekends beginning the first weekend of August and the Forest of Fear five weekends in October.

        On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes a site for a Ski Center. The Company opened the Ski Center in December 2002 and anticipates a mid-March 2003 closing date. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property.

        Virginia Renaissance Faire.    On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire located in Fredericksburg, Virginia. The Company completed the sale of the Virginia property in August, 2001, at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds set aside for use as working capital. The Company does not anticipate future expenditures as a result of the Virginia closure.

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

        At the Bristol Renaissance Faire site there were approximately 180 vendors in 2001 and 2002. The vendors are required to construct their shops and booths at their own cost and then occupy the structures on a year-to-year basis for an annual fee of $1,100.

        At the Southern California Faire there were approximately 142 vendors in 2001 and 143 vendors in 2002. At the Northern California Faire there were approximately 145 vendors in 2001 and 125 vendors in 2002. At both California Faires, craft shops and booths are owned by the vendors. In lieu of a flat fee to participate, vendors pay the Company a fee equal to 12%-20% of their gross revenues.

        At the New York Faire site there were approximately 125 vendors in 2001 and 2002. The vendors and craftspersons pay an annual fee of approximately $250 and 10%-17% of their gross revenues.

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

Revenue Sources

        A Renaissance Faire generates revenues from numerous sources, including gate admissions, beverage sales, parking fees, food sales, craft fees, game fees, camping fees, souvenir sales and sponsorship fees. The following table shows the Company's revenues during the 2001 and 2002 seasons from each of these activities.

	2001	2002
Gate Admissions	$5,851,363	$5,669,292
Beverage Revenue	2,724,875	2,857,052
Parking Revenue	736,379	373,783
Food Revenue	2,731	0
Vendor Fees	1,751,192	1,675,591
Souvenir Revenue	802,637	738,565
Sponsorship Fees	205,778	206,702
Camping Fees	200,969	198,143
Miscellaneous Fees	171,616	100,041
Ski Center Revenue	0	194,374

Total	$12,447,540	$12,013,543

        Gate Admissions.    Gate admissions are generally set from $14.50 to $18.50 for adults, $5.00 to $8.50 for children, and children under the age of five admitted free. Discounts range from $2.00 to $3.00 for seniors and, in some cases, students and military personnel. Off premises discount ticket sales are available at Cub Foods, Sentry Foods, Ralph's, Calabell Market and Shoprite. Discount coupons are available at retail outlets operated by Company sponsors, including Subway, White Castle, Wendy's, Blockbuster Video, Petland, P.C. Richard & Son, Border Bookstores and Circle K. The Company has a large group sale and advance sale program that provides discounted tickets. Admission provides the guest with all-day continuous entertainment on multiple stages. Major entertainment acts include full contact jousting, falconry, variety acts, sword duels, Shakespearean vignettes and authentic belly-dancing.

        Beverage Income.    The Company sells beer, wine and soft drinks at each Faire.

        Parking Income.    The California Faires charge $5 to 10.00 for preferred close-in parking. The Bristol and New York Faires have preferred parking for $3.00 and $5.00 respectively.

        Food Revenue.    The food concessions at all of the Company's Faires are run by independent vendors. On April 6, 2000, the Company entered into an agreement to sell its food concessions, at the Bristol Faire, to an independent food vendor. These vendors pay the Company a commission equal to approximately 15-19% of their gross revenues.

        Vendor Fees.    Each Faire has approximately 125 to 180 independent vendors who sell their goods to Faire patrons. Most of the craft items are handmade by the artists who often demonstrate the making of their wares at the Faire. The vendors in California pay the Company a fee of approximately 12-20% of their gross revenue. At the Bristol, Southern California and New York Faires, vendors are required to build their own booth or shop, and either pay a flat annual fee or a percentage of their gross income.

        Souvenir Revenue.    At each Faire, the Company sells souvenir t-shirts, sweatshirts, beer mugs, books and other high quality merchandise.

        Sponsorship Fees.    The Company solicits sponsorship arrangements. Major sponsors include Anheuser- Busch, Inc., Miller Brewing Company, Aquafina Water, Hard Core Cider, Red Hook Ale, Andis Systems, Pepsi Cola Company, Grand Pacific Resorts, Canandaigua Wines, Samuel Adams and Guinness Import Co. Some sponsors also participate in joint advertising campaigns.

        Camping Fees.    The Company allows employees and independent vendors limited camping at the Faire sites during the Faire season. The Company provides portable restroom facilities, showers and security for campers. The campers are charged and pay a fee for these services.

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

        The Company has also undertaken a "Sponsorship" campaign. Major sponsors have included Guinness Import Company, Miller Brewing Company, Aquafina Water, Anheuser-Busch, Inc., and Pepsi Cola Company. Agreements with some sponsors have included joint advertising, sponsorship fees, and product giveaways.

        Since 1998, the Company has conducted matinee programs called School Days that are designed to provide an educational experience in combination with lively entertainment for school children. In 2001, the Company held three daily events at two of its Faire sites with 12,977 individuals attending. In 2002, the Company held three daily events at two Faire sites with 12,381 individuals in attendance. In 2003, the Company plans one daily event at each of its Southern California and New York Faire sites.

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

        Prior to 2002, during the period from mid-October through April, the Company had no material income-generating activity and had to meet its working capital requirements from cash flow earned during the Faire season augmented by short-term debt. The Company operated the Sterling Forest Ski Center generating revenue during the December 2002 through March 2003 period. With the operation of the Sterling Forest Ski Center in New York, the potential for counter-seasonal revenue may help smooth the seasonality of the Company's revenue stream from the Renaissance Faires.

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

Public Liability and Insurance

        As a producer of public entertainment events, the Company has exposure for claims of personal injury and property damages suffered by visitors to the Company's Renaissance Faires and Ski Center. The Company maintains comprehensive public liability insurance in the amount of $5,000,000 per occurrence for its Renaissance Faires and $4,000,000 per occurrence for its Ski Center, which it considers to be adequate against this exposure. Independent vendors operating food concessions, games and rides are required to obtain liability insurance protection, and to provide the Company with proof of such coverage.

        In 2002, a personal injury complaint was filed against the Company with the Supreme Court in Orange County New York. The case contains a demand for $35,000,000 and is in excess of policy limits that total $5,000,000. No provision has been made in the financial statements as of December 31,2002 since initial review of the claim by the Company's insurance provider indicates their belief that the ultimate loss in this matter will not exceed insurance policy limits. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined. Other than the claim described above, the Company has experienced minimum claims that have been resolved quickly without litigation.

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

Employees

        Each Faire has its own full-time staff as well as seasonal and temporary employees who are engaged during the Faire presentation. On February 28, 2003, the Company had a total of 36 full-time employees; including 8 full-time employees working in its Colorado headquarters; 8 at the Bristol Faire; 11 at the California Faires and 9 at the New York Faire/Sterling Forest Ski Center.

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

ITEM 2: PROPERTY

        The Company's corporate headquarters are located at 275 Century Circle, Suite 102, Louisville, Colorado. This property measures 2,789 square feet and is currently leased at $3,080 per month base rent, with an increase of three percent per year. This lease was renewed in January 2003 and is for a term of five years expiring in 2008. The Company considers these offices to be suitable for its current needs.

        Bristol Renaissance Faire.    The Company leases approximately 160 acres in Kenosha County, Wisconsin, which is home to the Bristol Renaissance Faire. The lease is for a period of 20 years with lease payments of $400,000 per year during each of the first two years beginning in November 1997 and increasing to $543,333 per year in years 13 through 20. In 2003, the lease payments for the year will be $440,000. The Company has the right to acquire the property during the term of the lease. In January, 2002 the Company's Board of Directors approved a resolution to amend the Bristol lease to provide that the repurchase price for the leased property shall be the greater of the fair market value for the property or $4,522,443. Under the original lease the repurchase option was at an aggregate price of $4,433,333 during the first three years, increasing to $4,900,000 during years 13 through 20. The Company has made a security deposit of $666,667, $333,333 of which was released in 2001 and the balance was to be released in 2005. The proposed Sterling Forest lease for the New York Faire site would hold the remaining $333,333 as a security deposit for both leases and extend the release date to April 1, 2008.

        Southern California Renaissance Pleasure Faire.    The Southern California Faire site is leased from the San Bernardino County Parks and Recreation Department. This is a ten-year lease with two five-year options to extend. Rent on this property is based on a percentage of gross revenues, which ranges during the first ten-years of the lease, from four to seven percent with a guaranteed minimum rental payment. Guaranteed minimum rent under the lease increases $25,000 per year for the first ten years of this lease with 2003 rent fixed at $274,500.

        Northern California Renaissance Pleasure Faire..    On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The Company leases the site with terms expiring through the year 2022 with rights to terminate the lease agreement at the end of the first, third, fifth, tenth and fifteenth lease years. The landlord has the right to terminate the lease agreement at the end of the tenth lease year only. Annual lease payments on the Northern California Faire site are the sum of $75,000 plus $1.00 per patron or a minimum of $150,000 per year with a 4% annual increase. The Company has elected not to make certain improvements to related property required under the lease and is in discussions regarding amendments to the lease terms.

        New York Renaissance Faire.    The New York Faire is operated on 65 acres of leased land in Tuxedo, New York. On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes a site for a Ski Center. The lease allows Faire Partners to sell the property on which the Ski Center operates as well as other parcels of property not utilized in the Company's ongoing operations. Should Faire Partners sell any portion of the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property.

        Virginia Renaissance Faire.    On July 27, 1995, the Company acquired approximately 250 acres of land in Stafford County, Virginia, for a purchase price of $925,000. This property housed the Virginia Renaissance Faire. The construction of the Faire was financed, in part, with a $1.5 million mortgage, repayable over 15 years at an initial interest rate of 8.65% annually. In March, 1999, the company obtained a second mortgage on this property in the amount of $750,000. On January 28, 2000, the Company announced the closure of the Virginia Renaissance Faire. The Company completed the sale of the Virginia property in August, 2001, at a selling price of $1.3 million. The proceeds of the sale were used to retire the first and second mortgages on the property with excess funds set aside for use as working capital. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity").

ITEM 3: LEGAL PROCEEDINGS

        In 2002, a complaint was filed against the Company with the Supreme Court in Orange County New York. The case contains a demand for $35,000,000 and is in excess of policy limits that total $5,000,000. The Company has been advised by the insurance provider that, based on its initial review of this claim, the loss in this matter will not exceed the insurance policy's limits. A liability has not been accrued at this time because the outcome of this claim lacks certainty. The Company will continue to monitor the progress of this complaint.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

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

Calendar Years Ended December 31	High	Low
2001
First Quarter ended March 31	0.2813	0.1563
Second Quarter ended June 30	0.40	0.15
Third Quarter ended September 30	0.51	0.20
Fourth Quarter ended December 31	0.40	0.20
2002
First Quarter ended March 31	0.35	0.22
Second Quarter ended June 30	0.29	0.16
Third Quarter ended September 30	0.39	0.25
Fourth Quarter ended December 31	0.50	0.33
2003
Year-to-date as of March 14	0.42	0.33

        As of March 12, 2003, there were approximately 151 shareholders of record.

DIVIDENDS

        The Company has never paid cash dividends on its Common Stock, and does not anticipate the payment of such dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 2002.

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

        On April 1, 2002, Faire Partners, Ltd., the Company's landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes a site for a Ski Center that the Company opened to the public in December 2002. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property. During calendar 2002, the Ski Center generated revenue and expense in the amount of $194,374 and $608,683 respectively.

        On May 3, 2002, the Company signed a long-term lease for the Northern California Faire. The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California. The lease is for 20 years, 5-years with a 15-year extension. Lease payments in the first year include $1.00 per patron with a $150,000 minimum and increasing each year thereafter.

        The Company had a working capital deficit of ($48,697) as of December 31, 2002. While the Company believes that it has adequate capital to fund anticipated operations for 2003, it believes it may need additional capital for future fiscal periods. See "Liquidity and Capital Resources."

Results of Operations

        The Company operated its New York Faire eight weekends in 2001 and seven in 2002. The Northern California Faire operated eight weekends in 2001 as compared to six in 2002. The Wisconsin Faire operated nine weekends in both 2001 and 2002. The Southern California Faire operated eight weekends in 2001 and seven in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

        Revenues decreased $433,997 or 4% from $12,447,540 in 2001 to $12,013,543 in 2002. Overall revenue and attendance at the Company's Renaissance Faires was up in 2001 with the exception of the New York and Northern California Faires. The Sterling Forest Ski Center operated two weeks in 2002, generating approximately $195,000 in revenue.

        The Northern California Faire experienced a decrease in attendance of approximately 6% in 2002. Revenue was down approximately $490,000 as compared to the 2001 operating season. As previously discussed, a long-term lease was obtained and this Faire was relocated in 2002. It is believed that decreased attendance for this Faire is the result of its' multiple relocations since 1999. When a Faire is relocated, a temporary decline in attendance is anticipated. Because of multiple relocations of this event, a core audience base has not been established. With the relocation of this event in 2002, the Company anticipates attendance and revenue for this Faire to remain fairly flat over the upcoming three to five years.

        The New York Faire experienced bad weather nine out of fifteen days that the event operated. Four of the nine days of bad weather were marked by torrential rain, the remaining five were days of oppressive heat. As a result attendance decreased 8% and revenue decreased approximately $150,000 in 2002 as compared to 2001.

        Operating costs decreased $184,733 or 4% from $3,625,983 in 2001 to $3,441,250 in 2002. The Company did not operate the Sterling Forest Ski Center in 2001. Expense associated with operating the Ski Center in 2002 was $84,669. Operating expense associated with the Company's Renaissance Faires decreased $269,402 and is primarily the result of a decrease in the number of operating days in 2002 as compared to 2001.

        Operating expenses (year-round operating costs and corporate overhead) increased $188,718 or 2%, from $8,498,487 in 2001 to $8,687,205 in 2002. Of the operating expenses, depreciation and amortization decreased $39,932 or 12%, from $362,699 in 2001 to $322,767 in 2002. Salaries increased 4%, from $3,393,204 in 2001 to $3,537,193 in 2002. Salary and wage expense for the Faires actually decreased $84,759, however salaries for the Ski Center were $228,748 for 2002 resulting in a $143,989 increase for the 2002 period as compared to the 2001 period. Advertising expense increased 6% from $1,494,174 to $1,590,999 or $96,825 of which $40,929 relates to operation of the Ski Center. Other operating expenses (all other general and administrative expenses of the Company) decreased 1% or $12,164, from $3,248,410 in 2001 to $3,236,246 in 2002. In 2002 Ski Center operating expenses were $254,399 and therefore expenses decreased $266,563 in this category of expenses for the Faires. This operating expense decrease is largely attributable to a decrease in the number of operating days of the New York, Northern California and Southern California Faires. In addition, in 2001 approximately $120,000 was spent negotiating a long-term site for the Northern California Faire whereas nothing was spent in 2002. As a result of the foregoing, net operating income (before interest charges and other income) decreased from a $323,070 net operating profit in 2001 to net operating loss of ($114,912) for the 2002 period.

        In 2001, because the Company did not have a lease for the Northern California Faire the unamortized goodwill ($367,446) associated with the Faire and the remaining book value of the fixed assets ($40,924) for this event were written-off. This largely explains the difference in other expense which decreased $441,438 from ($856,328) in 2001 to ($414,890) in 2001. In addition, the Company incurred expense in the amount of $39,982 in 2001 to finish closing the Virginia Faire and sell the property. Interest expense decreased $14,278 or 3% from ($539,028) in 2001 to ($524,750) in 2002. Interest income decreased $43,247 from $83,400 to $40,153 and is a result of the 2001 return of a $333,333 deposit held by Faire Partners that was previously yielding monthly interest payments to the Company.

        Combining net operating income with other income/expense resulted in a $3,456 decrease in net loss before taxes, from ($533,258) net loss for the 2001 period to ($529,802) net loss for the 2002 period.

        Net loss to common stockholders also decreased $3,456 from ($533,258) net loss for the 2001 period to ($529,802) net loss for the 2002 period. Finally, net loss per common share remained the same at ($0.25) for both years based on 2,144,889 weighted average shares outstanding during the 2001 and 2002 periods.

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

        Salaries increased 4%, from $3,261,800 in 2000 to $3,393,204 in 2001 reflecting a $131,404 increase for the 2001 period as compared to the 2000 period. Advertising expense showed an increase of $130,939 or 10%, from $1,363,235 in 2000 to $1,494,174 in 2001. Other operating expenses (all other general and administrative expenses of the Company) increased $563,388 or 21%, from $2,685,022 in 2000 to $3,248,410 in 2001. Of this operating expense increase, approximately $200,000 is attributable to the additional weekend of operation at both the Northern California and New York Faires. Operating an extra weekend results in higher wages paid to workers and requires more advertising and other operating dollars. In addition, in 2001 approximately $120,000 was spent negotiating a long-term site for the Northern California Faire. In addition, $53,000 was spent to disassemble the Northern California Faire site in Vacaville and place those items in storage. The remainder of the increase is the result of escalating costs in areas such as business and health insurance ($62,000), property taxes ($30,000), merchant fees ($10,000), payroll taxes ($40,000), utilities ($55,000) and rents, printing, express mail and travel ($120,000).

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

Liquidity and Capital Resources

        The Company's working capital surplus decreased during 2002 from a surplus of $524,782 at December 31, 2001 to a deficit of ($48,697) at December 31, 2002. The Company's working capital requirements are greatest during the period from January 1 through April 30, when it is incurring start-up expenses for its first Faire of the Faire season, the Southern California Faire.

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

        During fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($250,000), J. Stanley Gilbert, President and Director ($225,000), and one other investor. The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001. On the maturity date, the non-convertible portion of the notes were retired. The maturity date for the convertible portion of the notes was extended until August 31, 2003 under the same terms and conditions as the original.

        Reviewing the change in financial position over the twelve months, current assets, largely comprised of cash and prepaid expenses, decreased from $1,489,308 at December 31, 2001 to $1,192,473 at December 31, 2002, a decrease of $296,835 or 25%. Of these amounts, cash and cash equivalents decreased from $834,257 at December 31, 2001 to $642,061 at December 31, 2002. Accounts receivable decreased from $116,369 at December 31, 2001 to $23,530 at December 31, 2002. Inventory increased from $155,367 at December 31, 2001 to $160,500 at December 31, 2002. Notes receivable, current portion in the amount of $90,862 is the result of the sale of the Company's food operation in Wisconsin. As part of the terms of this purchase, the Company agreed to carry a note in the amount of $150,000 for a period of three years with a balloon payment due and payable in 2003. Prepaid expenses (expenses incurred on behalf of the Faires) decreased from $365,499 at December 31, 2001 to $275,520 at December 31, 2002. These costs are expensed once the Faires are operating.

        Current liabilities increased from $964,526 at December 31, 2001, to $1,241,170 at December 31, 2002, an increase of $276,644 or 22%. During the year, accounts payable and accrued expenses decreased $98,843 or 27%. Notes payable current portion increased $100,958 or 24% from $313,780 at December 31, 2001 to $414,738 at December 31, 2002 as a result of the 2002 loans previously mentioned. Unearned income, which consists of the sale of admission tickets to upcoming Faires, deposits received from craft vendors for future Faires and season passes for the Ski Center, increased from $181,177 at December 31, 2001 to $447,746 at December 31, 2002. This increase is due to deferral of Ski Center season pass revenue that will be released pro-rata during the ski season. Deferred revenue for the Renaissance Faires is recognized once the Faires are operating.

        Total assets decreased from $4,767,849 at December 31, 2001 compared to $4,450,044 at December 31, 2002. Property, plant and equipment (net of depreciation) increased by $165,863 or 25% from $2,709,091 at December 31, 2001 to $2,874,954 at December 31, 2002. Other miscellaneous assets such as vendor deposits, decreased from $458,588 at December 31, 2001 to $382,617 at December 31, 2002.

        Total liabilities increased from $5,183,654 at December 31, 2001 to $5,390,651 at December 31, 2002, an increase of $206,997 or 4%. Total liabilities at December 31, 2002 include $1,241,170 in current liabilities (discussed above), plus approximately $13,000 from the long-term portion of debt primarily resulting from operating leases for equipment and $3,969,582 lease obligation with respect to the sale/leaseback of the Bristol Faire site.

        Stockholders' Deficit increased from a deficit of ($415,805) at December 31, 2001 to a deficit of ($940,607) at December 31, 2002, an increase of $524,802. This increase resulted principally from the 2002 net loss of ($529,802). As of December 31, 2001, the Company had outstanding 2,144,889 shares of common stock.

        Although inflation can potentially have an effect on financial results, during 2001 and 2002, it caused no material effect on the Company's operations, since the change in prices charged by the Company and by the Company's vendors has not been significant.

        Based on the Company's budgeted expenses and revenues for the fiscal year ending December 31, 2003, management believes it will have adequate capital to fund operations and anticipated capital expenditures for the year and repayment of indebtedness that becomes due and payable in 2003.

        The lease with the County of San Bernardino requires the Company to complete certain capital projects. These projects include items such as the construction of a perimeter fence, planting trees, developing flower and water gardens, planting grass, installing infrastructure and constructing buildings for use at the Faire. The Company is in the process of obtaining bids on the projects planned for 2003 but estimates that the cost of these items should not exceed $100,000. The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2003. See "Factors That May Affect Future Operating Results-Need for Additional Capital" regarding the Company's financing requirements.

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

        Need for Additional Capital.    The Company had a working capital deficit of ($48,697) as of December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."Based on the Company's projected operations for 2003, the Company believes it will have adequate capital to fund operations for 2003, to fund required capital expenditures during the year and to repay short-term indebtedness. To the extent that operations do not provide the necessary working capital during 2003, the Company may need to obtain additional capital for 2003 and future fiscal periods. Additional capital may be sought through borrowings or from additional equity financing. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that any additional capital can be satisfactorily obtained if and when required.

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

        Seasonality.    The Company's Renaissance Faires are located in traditionally seasonal areas that attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall. With the addition of the Sterling Forest Ski Center operation in New York, the potential for counter-seasonal revenue may help smooth the seasonality of the Company's revenue stream from the Renaissance Faires. Unless the Company acquires or develops additional Faire sites or other events in areas that are counter-seasonal to the present sites located in temperate climates, the Company's revenues and income will be highly concentrated from April through October 31st of each year.

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

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are filed as part of this report:

  1.
  Report of Independent Certified Public Accountants;

  2.
  Consolidated Balance Sheets as of December 31, 2001 and 2002, (audited);

  3.
  Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2001 and December 31, 2002 (audited);

  4.
  Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years from December 31, 2000 through December 31, 2002 (audited);

  5.
  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2001 and December 31, 2002 (audited); and

  6.
  Notes to the Consolidated Financial Statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART II

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Name, position with the Company, age of each Director or officer, and the period during which each Director has served are as follows:

Name	Age	Position	Director Since
Charles S. Leavell	61	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer	1993
Robert M. Geller	50	Director	1994
Thomas G. Brown	57	Director	1999
J. Stanley Gilbert	65	President and Chief Operating Officer, and a Director	1999
Sue Brophy	47	Controller, Chief Accounting Officer	—

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

Section 16(a) Beneficial Ownership Reporting Compliance

        On May 1, 1991, comprehensive new rules promulgated by the Securities and Exchange Commission relating to the reporting of securities transactions by directors and officers became effective. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all required reports were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain information for the Company's fiscal periods ended December 31, 2002 and December 31, 2001, regarding compensation earned by or awarded to the Company's chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

TABLE I
SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	SARs	LTIP Options/Pay outs ($)	All Other Compensation ($)
Charles S. Leavell, Chairman and CEO	2002 2001	$ $	160,000 160,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
J. Stanley Gilbert, COO and President	2002 2001	$ $	120,000 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)
All executive officers of the Company participate in the Company's group health insurance plan. However, no Named Executive Officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective years.

(2)
In 2001, a nonqualified deferred compensation plan was established for executive officers that, because of salary amounts, are considered highly compensated and unable to participate in the Company's 401(k) plan. As of December 31, 2002, Mr. Gilbert was the only executive officer participating in the Company's nonqualified deferred compensation plan.

Options Granted During Fiscal 2002

        There were no options granted to Named Executive Officers during the fiscal year ended December 31, 2002.

Aggregated Option Exercises During Fiscal 2001 and Fiscal Year-End Option Values

        The following table provides information related to the number and value of options held by the Named Executive Officers as of December 31, 2002. The Company does not have any outstanding stock appreciation rights.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Option/SARs at FY-End ($)(1) Exercisable/ Unexercisable
Charles S. Leavell	-0-	$-0-	166,000/50,000	0/0
J. Stanley Gilbert	-0-	$-0-	140,000/100,000	0/0

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

Director Compensation

        During the fiscal year ended December 31, 2001, Directors, other than Mr. Geller, Mr. Schwartz, Mr. Gilbert and Mr. Leavell, received no cash compensation for their services as such, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as Directors of the Company. During the fiscal year ended December 31, 2002, Mr. Geller received $1,000, Mr. Schwartz, a former director of the Company, received $3,000 and Mr. Brown received $2,000 cash compensation associated with attendance at Board of Director meetings. During July 1997, the Board of Directors authorized the granting of options to outside directors representing the right to acquire up to 8,000 shares (retroactively adjusted for the February 1998 one-for-five reverse stock split) for each year that a director serves on the Board. These options were to be granted in lieu of cash compensation. In October 2000, the Board of Directors authorized a new plan for granting of options in consideration for serving on the Company's Board of Directors. Each member of the Board of Directors who is not an employee of the Company is granted a non-statutory stock option pursuant to the Company's Stock Option Plan, each such option to represent the right to acquire up to 60,000 shares of the Company's common stock, to have an exercise price equal to the fair market value of the Company's common stock at the close of business ($0.16) and to have the standard terms for non-statutory stock options granted pursuant to the Plan, provided that the options shall vest at the rate of 5,000 shares per quarter beginning 12/31/2000 for a three year period, so long as the Director continues to serve on the Company's Board of Directors and attends all meetings.

        Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

Geller Agreement

        As a Director, Mr. Geller receives compensation as outlined in the above section entitled Director Compensation. In addition, Mr. Geller provides consulting services to the company. For these services, Mr. Geller received cash compensation in the amount of $12,500 in 2001 and $13,000 in 2002.

Schwartz Compensation

        Mr. Schwartz, a former director of the Company, provided consulting services to the Company for which he received $15,000 in 2001.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Geller and Leavell. Mr. Leavell, who is Chief Executive Officer and a director of the Company, participates in all discussions and decisions regarding salaries, benefits and incentive compensation for all employees of the Company, except discussions and decisions relating to his own salary, benefits and incentive compensation.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, as of March 14, 2003, by: (i) each of the directors of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)
Charles S. Leavell 275 Century Circle, Suite 102 Louisville, Colorado 80027	1,209,573	(2)	41.7%
Robert M. Geller 275 Century Circle, Suite 102 Louisville, Colorado 80027	149,333	(3)	6.5%
Thomas G. Brown 275 Century Circle, Suite 102 Louisville, Colorado 80027	58,000	(4)	2.6%
J. Stanley Gilbert 275 Century Circle, Suite 102 Louisville, Colorado 80027	731,787	(5)	26.1%
All Directors & Officers as a Group (6 Persons)	2,173,693	(6)	57.4%

(1)
Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of March 14, 2003, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2)
Includes 176,000 shares of Common Stock held of record by Leavell Management Group, Inc., a controlled corporation of Mr. Leavell who would be deemed to exercise the voting and investment power with respect to the securities held by LMG. 26,667 shares of Common Stock held of record by LMG are subject to an option granted in favor of Mr. Leavell. Includes 277,574 shares of Common Stock held of record by Mr. Leavell. Includes non-qualified options to purchase 216,000 shares. Includes warrants to purchase 40,000 shares, 20,000 of which are held by Leavell Management Group, Inc. Includes conversion rights to 499,999 shares of Common Stock, 83,333 of which are held by Leavell Management Group, Inc. Mr. Leavell disclaims beneficial ownership of the securities held by LMG for purposes of Section 16 under the Exchange Act. This does not include warrants to purchase 40,000 shares owned by an estate to which Mr. Leavell is a beneficiary.

(3)
Includes non-qualified options to purchase 127,333 shares of Common Stock and warrants to purchase 22,000 shares.

(4)
Includes non-qualified options to purchase 53,000 shares of Common Stock and 5,000 shares of Common Stock held of record by his spouse. Mr. Brown disclaims beneficial ownership of the securities held by his spouse for purposes of Section 16 under the Exchange Act.

(5)
Includes 5,200 shares of Common Stock held of record and an option to purchase 15,000 shares of Common Stock held by his spouse. Mr. Gilbert disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Includes 66,987 shares of Common Stock held of record by Mr. Gilbert, non-qualified options to purchase 240,000 shares of Common Stock, warrants to purchase 29,600 shares and conversion rights to 375,000 shares.

(6)
Includes 530,761 shares held of record, 676,333 shares issuable upon exercise of stock options exercisable within 60 days of March 14, 2003, 91,600 shares issuable upon exercise of warrants and 874,999 conversion rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Promissory Notes—2000

        In 1999, the Company authorized the issuance of up to $1,000,000 of 12% subordinated promissory notes due August 31, 2001 in units, each unit consisting of two promissory notes (A Notes and B Notes)of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share (B Notes). During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of these notes. The funds were provided by Charles S. Leavell ($250,000), CEO and Chairman of the Board of Directors, J. Stanley Gilbert ($225,000), President and a Director, and one other investor. In August, 2001, the A Notes were retired and the maturity date on the B Notes was extended to August 31, 2002. In 2002 an additional extension was granted until August 31, 2003.

Promissory Notes—2002

        During the first quarter of 2002, the Company authorized the issuance of 12% subordinated promissory notes due August 31, 2003 in units, each unit consisting of two promissory notes (A Notes and B Notes) of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share (B Notes). During fiscal 2002, the Company raised capital in the amount of $100,000 through the issuance of these notes. The funds were provided by Charles S. Leavell ($50,000), CEO and Chairman of the Board of Directors and one other investor and related party.

Faire Partners, Ltd.

        In November of 1997, the Company sold it's Wisconsin property in a sale-leaseback transaction to Faire Partners, Ltd. of El Paso, Texas. One of the owners of Faire Partners, Ltd. was related to the CEO and Chairman of the Board of Directors of the Company. This related party is now deceased and his ownership in Faire Partners, Ltd. is currently part of his estate. Because the Company's CEO and Chairman of the Board of Directors of the Company is a beneficiary of this estate, the estate may be deemed a related party. See "Item 2-Property" for the terms of this transaction. During fiscal 2001 and 2002 the Company paid Faire Partners, Ltd. $440,000 pursuant to this transaction.

        On April 1, 2002, Faire Partners, Ltd. purchased property in New York from Sterling Forest Corporation. The property has long been the home of the New York Renaissance Faire. In April, 2002, Faire Partners Ltd. leased the property to the Company on a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 years 6 through 15 and $450,000 for lease years 16 through 20. The leased property includes a site for a Ski Center. The Company anticipates opening a Ski Center for the 2002/2003 ski season. The lease allows Faire Partners to sell the property on which the ski area operates. Should Faire Partners sell the property, the lease provides that the Company's rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property.

        The Company believes that the foregoing transactions were on terms as favorable to the Company as could have been obtained from non-affiliated parties.

PART IV

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No	Title
3.0(i)	Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
3.0(ii)	By-Laws, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*3.1	Articles of Amendment to the Articles of Incorporation.
4.1	Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant's Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*4.2	Renaissance Entertainment Corporation 1993 Stock Incentive Plan. (1)
*10.1	Specimen Vendor and Exhibitor Agreement for the Bristol Renaissance Faire.
*10.2	Specimen Vendor and Exhibitor Agreement for the Northern and Southern Renaissance Pleasure Faires.
*10.3	Specimen Bristol Renaissance Faire Concession Agreement.
*10.4	Specimen Bristol Renaissance Faire Games Concession Agreement.
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
10.28
Form of Subordinated Subscription and Purchase Agreement for 2002, including A Note and Convertible B Note filed herewith incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.
10.29
Amendment dated August 31, 2001 to Subordinated Subscription and Purchase Agreement for 2000 incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.
10.30	Lease agreement dated March 19,2002 by and between Faire Partners, Ltd. and the Company incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
10.31	Lease agreement dated May 3, 2002 by and between Casa De Fruta and the Company incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
10.32	Amendment dated February 28, 2002 to Faire Partners, Ltd. lease dated November, 1997 incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
10.33	Amendment dated March 18, 2002 to Faire Partners, Ltd. lease dated November, 1997 incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
**10.34	Amendment dated January 27, 2003 to lease dated January 21, 1998 by and between Attache Publishing Service filed herein.
**10.35	School Days Contractual Agreement dated December 9, 2002 by and between Sheridan Sechter & Associates and the Company filed herein.
**10.36	Contractual Agreement dated December 9, 2002 by and between Sheridan Sechter & Associates and the Company filed herein.
**10.37	Agreement to Terminate Contractal Relationships dated December 12, 2002 between Events Group Corporation and the Company filed herein.
**99.1	Officer Certification

*
Incorporated by reference from the Company's Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**
Filed herewith.

(b)
REPORTS ON FORM 8-K

        The Registrant filed no Current Reports on Form 8-K during the final quarter of the fiscal period ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE ENTERTAINMENT CORPORATION
Date: March 26, 2003	By:	/s/ CHARLES S. LEAVELL Charles S. Leavell, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES S. LEAVELL Charles S. Leavell	Chairman of the Board, Chief Executive and Chief Financial Officers	March 26, 2003
/s/ SUE BROPHY Sue Brophy	Chief Accounting Officer, Controller and Corporate Secretary	March 26, 2003
/s/ J. STANLEY GILBERT J. Stanley Gilbert	Director, President, and Chief Operating Officer	March 26, 2003
/s/ ROBERT M. GELLER Robert M. Geller	Director	March 26, 2003
/s/ THOMAS G. BROWN Thomas G. Brown	Director	March 26, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Renaissance Entertainment Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles S. Leavell, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)  The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ CHARLES S. LEAVELL Charles S. Leavell Chief Executive and Chief Financial Officer
March 26, 2003

RENAISSANCE ENTERTAINMENT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

December 31, 2002 and December 31, 2001

RENAISSANCE ENTERTAINMENT CORPORATION

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Renaissance Entertainment Corporation

We have audited the balance sheets of Renaissance Entertainment Corporation as of December 31, 2002 and 2001 and the related statements of operations and changes in stockholders' (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Entertainment Corporation as of December 31, 2002 and 2001 and the results of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations, has a negative working capital and has a stockholders' deficit that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

March 6, 2003

RENAISSANCE ENTERTAINMENT CORPORATION

BALANCE SHEETS

ASSETS

	December 31, 2002	December 31, 2001
Current Assets:
Cash and equivalents	$642,061	$834,257
Accounts receivable, net of allowance for doubtful accounts of $1,345 and $8,696 at December, 31 2002 and 2001 respectively.	23,530	116,369
Inventory, at lower of cost or market	160,500	155,367
Note receivable, current portion (Note 16)	90,862	17,816
Prepaid expenses and other current assets	275,520	365,499

Total Current Assets	1,192,473	1,489,308
Property and equipment, net of accumulated depreciation of $1,046,001 and $1,927,061 at December 31, 2002 and 2001 respectively (Note 7)	2,874,954	2,709,091
Note receivable, net of current portion (Note 16)	—	110,862
Other assets	382,617	458,588

Total Assets	$4,450,044	$4,767,849

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$369,466	$468,309
Notes payable, current portion (Note 3)	414,738	313,780
Lease obligation payable, current Portion (Note 9)	9,220	1,260
Unearned income	447,746	181,177

Total Current Liabilities	1,241,170	964,526
Lease obligation payable, net of current portion (Note 9)	3,969,582	3,978,802
Notes payable, net of current portion (Note 3)	13,055	37,159
Other	166,844	203,167

Total Liabilities	5,390,651	5,183,654

Commitments (Notes 2, 3, 4, 8, 9, 10, 11, 12, 14 and 15)	—	—
Stockholders' (deficit) (Notes 2 and 13):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 issued and outstanding at December 31, 2002 and 2001	64,346	64,346
Additional paid-in capital	9,435,827	9,430,827
Accumulated deficit	(10,440,780)	(9,910,978)

Total Stockholders' (deficit)	(940,607)	(415,805)

Total Liabilities and Stockholders' (deficit)	$4,450,044	$4,767,849

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2001
REVENUE:
Sales	$12,013,543	$12,447,540
Faire operating costs	3,441,250	3,625,983

Gross Profit	8,572,293	8,821,557

OPERATING EXPENSES:
Salaries and wages	3,537,193	3,393,204
Depreciation and amortization	322,767	362,699
Advertising	1,590,999	1,494,174
Other operating expenses	3,236,246	3,248,410

Total Operating Expenses	8,687,205	8,498,487

Net Operating Income (Loss)	(114,912)	323,070

Other Income (Expenses):
Interest income	40,153	83,400
Interest (expense)	(524,750)	(539,028)
Other income (expense)	69,707	47,652
Write-down of goodwill	—	(367,446)
Write-down of assets	—	(40,924)
Write-down of Virginia site (Note 10)	—	(39,982)

Total Other (Expenses)	(414,890)	(856,328)

Net (Loss)	$(529,802)	$(533,258)

Net (Loss) per Common Share	$(0.25)	$(0.25)

Weighted Average Number of Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

From December 31, 2000 through December 31, 2002

	Common Stock
			Additional Paid-in Capital	Accumulated (Deficit)
	Shares	Amount			Total
Balance December 31, 2000	2,144,889	$64,346	$9,430,827	$(9,377,720)	$117,453
Net loss for the year ended December 31, 2001	—	—	—	(533,258)	(533,258)

Balance December 31, 2001	2,144,889	64,346	9,430,827	(9,910,978)	(415,805)
Stock options extended			5,000		5,000
Net income for the year ended December 31, 2002	—	—	—	(529,802)	(529,802)

Balance December 31, 2002	2,144,889	$64,346	$9,435,827	$(10,440,780)	$(940,607)

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash Flows from Operating Activities:
Net Income (loss)	$(529,802)	$(533,258)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,767	362,699
Write off of goodwill	—	367,446
Write down of assets	—	40,924
(Increase) decrease in:
Accounts receivable	92,839	(122,186)
Inventory	(5,133)	(50,835)
Prepaid expenses and other	165,950	220,440
Increase (decrease) in:
Accounts payable and accrued expenses	(98,843)	(89,952)
Unearned revenue and other	235,246	(56,189)

Net Cash Provided by Operating Activities	183,024	139,089

Cash Flows from Investing Activities:
(Repayments) of note receivable	37,816	17,401
Net (acquisition) reduction of property and equipment, goodwill and covenant not to compete	(488,630)	852,172

Net Cash Provided by (used in) Investing Activities	(450,814)	869,573

Cash Flows from Financing Activities:
Proceeds from (payments on) lease obligation payable	(1,260)	(11,432)
Proceeds from notes payable	101,250	—
Principal payments on notes payable	(24,396)	(1,165,777)

Net Cash Provided by (Used in) Financing Activities	75,594	(1,177,209)

Net (Decrease) in Cash	(192,196)	(168,547)
Cash, beginning of period	834,257	1,002,804

Cash, end of period	$642,061	$834,257

Interest paid	$524,750	$539,028

Income tax paid	$—	$—

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

        This summary of significant accounting policies of Renaissance Entertainment Corporation (Company) (REC) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

  (e) Concentrations of Credit Risks

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2002, the Company had approximately $420,000 of its cash and cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally California. The Company does not require collateral for its trade accounts receivables.

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

  (k) Basis of Presentation—Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a negative working capital and has a stockholders' deficit that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

  (l) Valuation of Long-lived Assets

          In accordance with SFAS 144, the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

(2) Common and Preferred Stock

        The Articles of Incorporation of the Company authorize issuance of a maximum of 50,000,000 shares of $.03 par value common stock and 1,000,000 shares of $1.00 par value preferred stock.

        At December 31, 2002, the Company had 1,239,433 warrants and options outstanding with expiration dates through 2006. The following is a summary of the options and warrants outstanding at December 31, 2002:

        During the year ended December 31, 1998, 241,833 options were granted of which 33,000 have exercise prices of $.31 expiring in November 2003, 80,000 have exercise prices of $.81 expiring in June 2005, 112,833 have exercise prices of $.81 expiring in June 2003, and 16,000 have exercise prices of $.81 expiring in December 2005. Also during the year ended December 31, 1998, 99,600 warrants were granted which have exercise prices of $1.51 expiring in March 2003. During the year ended December 31, 1999, 350,000 options were granted of which 267,000 have exercise prices of $.53 expiring in March 2004, 8,000 have exercise prices of $.53 expiring in December 2005 and 75,000 have exercise prices of $.81 expiring in December 2005. Also during the year ended December 31, 1999, 100,000 warrants were granted which have exercise prices of $.52 expiring in March 2004, and the Company replaced a warrant for 153,333 shares at $1.00 per share expiring November 2003, with a new warrant for 100,000 shares with an exercise price of $.30 expiring in November 2003. During the year ended December 31, 2000, 180,000 options were granted which have exercise prices of $.16 expiring in October 2004 and 8,000 options were granted which have exercise prices of $.53 expiring in April, 2004. In addition, 958,333 convertible debentures were granted which have convertible prices of $.30 expiring in August 2003. During the year ended December 31, 2001, the Company granted 150,000 incentive stock options to two officers of the Company, vesting one-third per year, beginning February 2002, exercisable at $.20 per share, and expiring in February 2006. In addition, 10,000 options were granted to an officer, vesting in 2002, exercisable at $.20 per share, and expiring in March 2006. During the year ended December 31, 2002, the Company granted 166,666 convertible debentures which have convertible prices of $.30 expiring in August 2003.

        The options granted during 2001 were principally granted to employees and directors of the Company. The exercise prices at the dates of grants approximated market value of the common stock. Therefore, no compensation expense was recorded in the financial statements related to the options since the estimated fair value would not be material.

        There were no options granted in 2002. In December 2002, the Company agreed to extend the expiration dates on 24,000 options under three different agreements for a member of the Board of Directors that resigned the previous September. Expiration dates on 16,000 options were extended from June 2003 to December 2005 and 8,000 options were extended from March 2005 until December 2005. These extensions resulted in the recognition of consulting expense and additional paid-in-capital in the amount of $5,000.

        The following table summarizes the options and warrants outstanding at December 31, 2002:

Number	Exercise Price	Expiration Date
99,600	$1.51	March, 2003
33,000	$.31	November, 2003
112,833	$.81	June, 2003
100,000	$.30	November, 2003
100,000	$.52	March, 2004
267,000	$.53	March, 2004
8,000	$.53	April, 2004
180,000	$.16	October, 2004
75,000	$.81	December, 2005
150,000	$.20	February, 2006
10,000	$.20	March, 2006
80,000	$.81	June, 2005
16,000	$.81	December, 2005
8,000	$.53	December, 2005
1,239,433

(3) Notes Payable

        Notes payable at December 31, 2002 are summarized as follows:

Notes payable to related parties, consisting of two promissory notes of equal value to each party, identical in nature except that one note is convertible to common stock at a price of $.30 per share. Interest is payable quarterly at 12%, balance due in full on August 31, 2003.	$100,000
Notes payable of $237,500 to related parties and $50,000 to one non-related party all of which are convertible to common stock at a price of $.30 per share. Interest is payable quarterly at 12%, balance due in full on August 31, 2003.	$287,500
Notes payable to equipment manufacturers collateralized by certain equipment, payable in monthly installments of principal and interest; final payments due in 2005, interest ranging from 9.776% to 22%.	40,293

Total	427,793
Less current portion	414,738

Long-term portion	$13,055

Principal payments due on notes payable for each of the next three fiscal years ending December 31 and in the aggregate thereafter, are as follows:

2003	$414,738
2004	9,278
2005	3,777

$427,793

(4) Leases

        The Company leases the New York site with terms expiring through the year 2022. Annual lease payments on the New York site are $425,000 for 2002 through 2007, $435,000 for 2007 through 2017 and $450,000 for 2017 through the end of the lease.

        The Company leases the Wisconsin Faire site with terms expiring through the year 2017. Annual lease payments on the Wisconsin Faire site are $440,000 for 1999 through 2003, $486,667 for 2004 through 2006, $533,333 from 2007 through 2009 and $543,333 from 2010 through the end of the lease.

        The Company leases the Southern California Faire site with terms expiring through the year 2010. Annual lease payments on the Southern California Faire site are $249,500 for 2002, $274,500 for 2003, and $299,500 for 2004, with annual increases through the end of the lease.

        The Company leases the Northern California Faire site with terms expiring through the year 2022 with rights to terminate the lease agreement at the end of the first, third, fifth, tenth and fifteenth lease years. The landlord has the right to terminate the lease agreement at the end of the tenth lease year only. Annual lease payments on the Northern California Faire site are the sum of $75,000 plus $1.00 per patron or a minimum of $150,000 per year with a 4% annual increase.

        Effective January 21, 1998, the Company entered into an operating lease at 275 Century Circle in Louisville, Colorado for office facilities which was to expire April 14,2003. The lease was renewed on January 27, 2003 for an additional five year term. Initial monthly rental payments are $3,079.52 plus 27% of operating costs with annual increases of 3% per year.

        Future minimum rentals under all operating leases with terms exceeding twelve months are as follows:

Year Ending December 31,
2003	$1,326,460
2004	1,405,231
2005	1,437,611
2006	1,470,277
2007	1,549,904
Thereafter	14,318,138

Total	$21,507,621

        Rent expense for the year ended December 31, 2002 and for the year ended December 31, 2001 totaled approximately $1,258,906 and $1,163,867, respectively.

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

(6) Income Taxes

        As of December 31, 2002, there are no current or deferred income taxes payable. As of December 31, 2002, the Company has total deferred tax assets of approximately $1,500,000 due to operating loss carry forwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,500,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2002.

        The Company has available at December 31, 2002, unused operating loss carry forwards of approximately $7,600,000 which may be applied against future taxable income, expiring in various years through 2022. The available net operating loss carry forwards may be reduced if there is a 50% or more change in ownership.

(7) Property and Equipment

Land	$1,085,283
Buildings and Improvements	2,014,125
Office Furniture and Equipment	152,774
Costumes, Props and Other Assets	668,773

Sub-total	3,920,955
Less Accumulated Depreciation	(1,046,001)

Total	$2,874,954

(8) Commitments

        Effective December 16, 1994, the Company entered into an agreement with a consulting firm to provide to the Company certain promotional services for the Company's fairs. The Company had agreed to pay commissions to the consulting firm of 17.65% of the actual net billings by advertisers for media placed pursuant to plans approved by the Company. In December 2002 this agreement was terminated in lieu of a $210,000 settlement payable in three installments in the amount of $70,000 due on June 1, 2003 through 2005. A three-year contract was executed in December of 2002 with a different consulting firm to provide promotional services for an annual fee of $105,000 per year plus a graduated commission on sponsorship revenue.

(9) Sale Lease Back Transaction

        During November 1997, the Company sold its real property in Wisconsin to a related party for $4,000,000 and signed a twenty-year non-cancelable lease back on this property with monthly lease payments in the initial amount of $33,333 increasing to $45,278 over the term of the lease. The Company has an option to reacquire the property during the twenty-year lease period at fixed amounts as specified in the lease. Since the Company continues to have an economic interest in the property due to the option, the Company treated the transaction as a financing arrangement. As of December 31, 2003, the outstanding balance on the finance obligation was $3,978,802 using an effective interest rate of approximately 11%. The purchaser was deemed to be a related party as a relative of the Chairman of the Board of the Company was a minority interest investor in the company, which purchased this property.

        In December 1999, the Company entered into a lease amendment with Faire Partners, the landlord for the Wisconsin property. The amendment provided for a restructuring of rental payments for 1999. During the time periods between December 1 and May 31 the monthly base rent payable by the Company to the landlord was reduced from $36,667 per month to $21,667 per month and during the period of time from June 1 through November 30, the monthly base rent payable was increased to $51,667 per month. As an inducement to the landlord to execute this lease amendment in 1999 the Company agreed to terminate the existing warrant and issue a new warrant. The original warrant provided for 153,333 shares at $1.00 per share and expires November 2003. The new warrant grants 100,000 shares at $.30 per share, the closing ask price on the date the lease amendment was signed. The new warrant is on the same terms and conditions as contained in the original warrant.

(10) Write-down of Virginia Site

        On October 27, 1999, the Board of Directors decided to discontinue operations at the Virginia site. The 2001 financial statements include a loss of $39,982 related to the write-down and sale of the property due to closure of the site. During the year ended December 31, 2001, the Company sold the Virginia property.

(11) Write-down of Assets

        Because the Company did not have a lease for its Northern California Faire as of the audit date last year, the Company determined that the fixed assets at its Northern California Faire were impaired and wrote off the net book value of $40,924 as a charge to other expenses in 2001.

(12) Retirement and Stock Plans

        The Company sponsors, for all eligible employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based on a percentage, which is determined from year to year. Matching contributions totaled $2,162, and $2,922 for the years ended December 31, 2002 and 2001, respectively. The deferrals are not subject to income tax, and are held by a third-party trustee.

        Effective October 15, 2001, the Company established a non-qualified deferred compensation plan for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Board of Directors has authority to determine the persons eligible for participation in this plan.

(13) Stock-Based Compensation

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

        The Company's Board of Directors has granted non-qualified stock options and warrants to officers and employees of the Company. The following is a table of outstanding options and changes during 2002 and 2001:

	Employee Options	Non- employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2000	552,500	144,333	0.50
Options granted:
Employees	160,000		0.20
Non-employees		—	—
Options expired	—	—	—
Options exercised	—	—	—

Options Outstanding, December 31, 2001	712,500	144,333	0.45
Options granted:
Employees	—	—	—
Non-employees	—	24,000	0.72
Options expired	—	(24,000)	(0.72)
Options exercised	—	—	—

Options Outstanding, December 31, 2002	712,500	144,333	0.45

        At December 31, 2002, outstanding options vest as follows:

	Range of Exercise Prices
				Weighted Average Exercise Price
Vested at December 31,			Number of Shares
	High	Low
2000 and earlier	0.81	0.16	499,833	$0.61
2001	0.53	0.16	68,000	$0.20
2002	0.81	0.20	120,000	$0.18
2003	0.81	0.20	119,000	$0.18
2004	0.81	0.20	50,000	$0.20

			856,833

        If not previously exercised or canceled, options outstanding at December 31, 2002 will expire as follows:

	Range of Exercise Prices
				Weighted Average Exercise Price
Vested at December 31,			Number of Shares
	High	Low
2003	0.81	0.31	137,833	0.70
2004	0.53	0.53	267,000	0.53
2005	0.81	0.16	292,000	0.37
2006	0.20	0.20	160,000	0.20

			856,833	0.45

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

	Year Ended December 31,
	2002	2001
Net income (loss) applicable to common stockholders
As reported	$(529,802)	$(533,258)
Pro forma	(529,802)	(555,240)
Net income (loss) per share applicable to common stockholders
As reported	$(.25)	$(.25)
Pro forma	(.25)	(.26)

  Options granted during 2002 consist of:

Year and Type	Weighted average fair value at grant date	Weighted average exercise price
Year ending December 31, 2001:
Exercise price equals fair value:	0.18	0.2
Year ending December 31, 2002:
Exercise price exceeds fair value:	0.32	0.72

        The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

Expected Volatility:	225%
Risk-free interest rate:	1.19%
Expected Dividends:	—
Expected Term in Years:	3

(14) Litigation

        In 2002, a personal injury complaint was filed against the Company with the Supreme Court in Orange County New York. The case contains a demand for $35,000,000 and is in excess of policy limits that total $5,000,000. No provision has been made in the financial statements as of December 31,2002 since initial review of the claim by the Company's insurance provider indicates their belief that the ultimate loss in this matter will not exceed insurance policy limits. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

(15) Sterling Forest Ski Center

        The Sterling Forest Ski Center is located on the same site as the New York Renaissance Faire in Tuxedo New York. The Company's landlord for the property has the right under the lease to sell the property upon which the Ski Center is located. Because of this lease stipulation, all revenue collected prior to the opening of the Ski Center is deferred and costs of operations are expensed as incurred. Although the Company operated the Ski Center for the 2002/2003 season, it is not obligated to do so under the terms of the lease. During calendar 2002, the Ski Center generated revenue and expense in the amount of $194,374 and $608,683 respectively.

(16) Note Receivable

        In April 2000 the Company entered into an Asset Purchase Agreement which conveyed the Company's interest in certain assets used in its food operation to an outside vendor. The purchase price of the assets was $300,000, half of which was paid upon execution of the agreement and the balance was taken as a note. The note has a 7-year amortization with a balloon payment on October 31, 2003.

QuickLinks

PART I
ITEM 1: BUSINESS
ITEM 2: PROPERTY
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
ITEM 5: MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART II
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
RENAISSANCE ENTERTAINMENT CORPORATION
FINANCIAL STATEMENTS
with
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
December 31, 2002 and December 31, 2001
RENAISSANCE ENTERTAINMENT CORPORATION FINANCIAL STATEMENTS
with
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
RENAISSANCE ENTERTAINMENT CORPORATION BALANCE SHEETS
ASSETS
RENAISSANCE ENTERTAINMENT CORPORATION STATEMENTS OF OPERATIONS
RENAISSANCE ENTERTAINMENT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
From December 31, 2000 through December 31, 2002
RENAISSANCE ENTERTAINMENT CORPORATION STATEMENTS OF CASH FLOWS
RENAISSANCE ENTERTAINMENT CORPORATION NOTES TO FINANCIAL STATEMENTS December 31, 2002 and 2001