Form 10QSB
period 2003-03-31
RENAISSANCE ENTERTAINMENT CORP
filed 2003-05-14
CIK 838782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

or

☐ Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.

For the transition period from to

Commission File Number 0-23782

RENAISSANCE ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-1094630
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

275 Century Circle, Suite 102, Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)

(303) 664-0300
(Registrant’s telephone number, including area code)

(Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes        ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2003, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled “Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in such forward-looking statements.  The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (“SEC”).  Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

RENAISSANCE ENTERTAINMENT CORPORATION

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$165,726	$642,061
Accounts receivable (net)	16,164	23,530
Inventory	160,500	160,500
Note receivable, current portion	86,124	90,862
Prepaid expenses and other	648,226	275,520
Total Current Assets	1,076,740	1,192,473

Property and equipment, net of accumulated depreciation	2,802,565	2,874,954
Investments	7,155	0
Other assets	381,383	382,617
TOTAL ASSETS	$4,267,843	$4,450,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$686,204	$369,466
Notes payable, current portion	413,613	414,738
Lease obligation payable, current portion	20,045	9,220
Unearned income	284,907	447,746
Total Current Liabilities	1,404,769	1,241,170

Lease obligation payable	3,956,944	3,969,582
Notes payable, net of current portion	8,087	13,055
Other	261,702	166,844
Total Liabilities	5,631,502	5,390,651

Stockholders’ Equity:
Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 and 2,144,889 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	64,346	64,346
Additional paid-in capital	9,435,827	9,435,827
Accumulated earnings (deficit)	(10,863,832)	(10,440,780)
Total Stockholders’ Equity	(1,363,659)	(940,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,267,843	$4,450,044

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2003	2002
REVENUE:
Sales	$1,125,577	$8,308
Faire operating costs	47,025	2,641
Gross Profit	1,078,552	5,667

OPERATING EXPENSES:
Salaries	681,147	364,446
Depreciation and amortization	82,361	62,371
Advertising	26,159	0
Other operating expenses	613,620	398,270
Total Operating Expenses	1,403,287	825,087

Net Operating (Loss) Income	(324,735)	(819,420)

Other Income (Expenses):
Interest income	8,546	9,803
Interest (expense)	(126,632)	(126,165)
Other income (expense)	19,769	10,079
Total Other Income (Expenses)	(98,317)	(106,283)

Net Income (Loss) to Common Stockholders	$(423,052)	$(925,703)

Net Income (Loss) per Common Share	$(0.20)	$(0.43)

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (Loss)	$(423,052)	$(925,703)
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Depreciation and amortization	82,361	62,371
(Increase) decrease in:
Accounts Receivable	12,104	105,556
Inventory	0	0
Prepaid expenses and other	(371,472)	(57,453)
Increase (decrease) in:
Accounts payable and accrued expenses	316,738	175,351
Unearned revenue and other	(67,981)	162,695
Total adjustments	(28,250)	448,520
Net Cash Provided by Operating Activities	(451,302)	(477,183)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(9,972)	(123,333)
(Increase) in cash value of life insurance	(7,155)	0
Net Cash (Used in) Investing Activities	(17,127)	(123,333)

Cash Flows from Financing Activities:

Proceeds from notes payable	0	50,000
Principal payments on notes payable	(7,906)	(8,625)
Net Cash Provided by Financing Activities	(7,906)	41,375

Net Increase (Decrease) in Cash	(476,335)	(559,141)

Cash, beginning of period	$642,061	$834,257
Cash, end of period	$165,726	$275,116
Interest paid	$126,632	$126,165

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

1.                                       Unaudited Statements

The balance sheet as of March 31, 2003, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2003 and 2002, have been prepared by Renaissance Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.                                       Calculation of Earnings (Loss) Per Share

The earnings (loss) per share is calculated by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding.

3.                                       Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations, has a negative stockholders’ equity and a working capital deficit that raise substantial doubts about its ability to continue as a going concern.  Management is attempting to raise additional capital.

In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

4.                                       Subsequent Event

During April 2003, the Company authorized the issuance of short-term, 12% unsubordinated promissory notes that mature at various dates through the beginning of July, 2003.  During April and May of 2003, the Company raised capital in the amount of $120,000 through the issuance of these notes.  The funds were provided by Charles S. Leavell ($70,000), CEO and Chairman of the Board of Directors and one Board Director ($50,000).

5.                                     Commitment

The Company’s lease for its Southern California Faire site requires the Company to complete certain capital projects over the term of the lease.  The Company estimates that the cost of the capital projects for 2003 will be approximately $50,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the footnotes for the fiscal period ended December 31, 2002.

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

On April 1, 2002, Faire Partners, Ltd., the Company’s landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation.  The property has long been the home of the New York Renaissance Faire.  In April 2002, Faire Partners Ltd. leased the property to the Company for a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 for years 6 through 15 and $450,000 for lease years 16 through 20.  The leased property includes a site for a Ski Center that the Company opened to the public in December 2002.  The lease allows Faire Partners to sell part of the leased property including the land on which the ski area operates.  Should Faire Partners sell any property, the lease provides that the Company’s rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire.  The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California.  The lease is for 20 years, 5-years with a 15-year extension.  Lease payments in the first year include $1.00 per patron, with a $150,000 minimum and increasing each year thereafter.

The Company had a working capital deficit of ($328,029) as of March 31, 2003.  While the Company believes that it has adequate capital to fund anticipated operations for 2003, it believes it may need additional capital for future fiscal periods.   See “Liquidity and Capital Resources.”

Results of Operations - Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Historically, the results of operations of the Company for the quarter ended March 31 have reflected a significant loss, due to the fact that there were no substantial revenues during this period, while some expenses at each of the Company’s Faire locations continued throughout the year, as did corporate expenses.  From December 2002 through March 2003 the Company operated the Sterling Forest Ski Center in Tuxedo, New York thereby generating additional revenue and expense during the first quarter of 2003.

Revenue increased $1,117,269 from $8,308 in 2002 to $1,125,577 in 2003.  This increase is the result of operation of the Ski Center that generated revenue in the amount of $1,124,742 during the first quarter of 2003.  Cost of sales increased $44,384 from $2,641 in 2002 to $47,025 in 2003 as a result of the operation of the Ski Center.

Operating expenses increased $578,200 or 70%, from $825,087 in 2002 to $1,403,287 in 2003.  The Ski Center operating expenses totaling $524,981 explains this increase.  Salary and wage expense increased $316,701 or 87% from $364,446 in 2002 to $681,147 in 2003, the Ski Center accounted for $297,715 of this increase.  Advertising expense for the Ski Center totaled $26,159 in 2003.  Other operating expenses increased $215,350 or 54% from $398,270 in 2002 to $613,620 in 2003, the Ski Center accounted for $201,107 of this increase.  Depreciation and amortization expense increased $19,990 or 32% from $62,371 in 2002 to $82,361 in 2003.

As a result of the foregoing, net operating loss (before interest charges and other income) decreased $494,685 or 60% from a loss of ($819,420) for the 2002 period to a loss of ($324,735) for the 2003 period.  The Ski Center generated net operating income in the amount of $551,292 for the quarter ended March 31, 2003 and reduced the overall net operating loss accordingly.

Interest income decreased $1,257 from $9,803 in 2002 to $8,546 in 2003.  Interest expense increased slightly from $126,165 in 2002 to $126,632 in 2003.  Other income increased $9,690 from $10,079 in 2002 to $19,769 in 2003.

Net loss to common stockholders decreased $502,651 or 54%, from a loss of ($925,703) for the 2002 period, to a loss of ($423,052) for the 2003 period.  This decrease is the result of a $550,210 net profit for the Ski Center.  Consequently, net (loss) per common share decreased from ($0.43) for the 2002 period to ($0.20) for the 2003 period, based on 2,144,889 weighted average shares outstanding during the 2002 and 2003 periods.

Liquidity and Capital Resources

The Company’s working capital deficit widened during the first quarter of 2003 from a ($48,697) deficit at December 31, 2002 to a ($328,029) deficit at March 31, 2003.  The Company’s working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first four months of fiscal 2003, the Company raised short-term capital in the amount of $120,000 through the issuance of 12% unsubordinated promissory notes. The funds were provided by Charles S. Leavell ($70,000), Chairman of the Board of Directors and one Board Director ($50,000).  These notes mature at various dates through July 2003.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2003, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the quarter, current assets, largely comprised of cash and prepaid expenses, decreased from $1,192,473 at December 31, 2002 to $1,076,740 at March 31, 2003, a decrease of $115,733 or 10%.  Of these amounts, cash and cash equivalents decreased from $642,061 at December 31, 2002 to $165,726 at March 31, 2003.  Accounts and notes receivable decreased $12,104 from $114,392 at December 31, 2002 to $102,288 at March 31, 2003.  Prepaid expenses (expenses incurred on behalf of the Faires) increased from $275,520 at December 31, 2002 to $648,226 at March 31, 2003.  These costs are expensed once the Faires are operating.

Current liabilities increased from $1,241,170 at December 31, 2002, to $1,404,769 at March 31, 2003, an increase of $163,599 or 13%. During the quarter, accounts payable and accrued expenses increased $316,738 or 86%.  Unearned income, which consists of the sale of admission tickets to upcoming Faires and deposits received from craft vendors for future Faires, decreased $162,839 from $447,746 at December 31, 2002 to $284,907 at March 31, 2003.  The revenue is recognized once the Faires are operating.

Stockholders’ Deficit increased from ($940,607) at December 31, 2002 to ($1,363,659) at March 31, 2003, an increase of $423,052.   This increase is due to the net loss incurred during the first quarter.

Although inflation can potentially have an effect on financial results, during 2002 and the first three months of fiscal 2003 it caused no material effect on the Company’s operations, since the change in prices charged by the Company and by the Company’s vendors has not been significant.

The lease with the County of San Bernardino requires the Company to complete certain capital projects.  These projects include items such as the construction of a perimeter fence, planting trees, developing flower and water gardens, planting grass, installing infrastructure and constructing buildings for use at the Faire.  The Company estimates that the cost of these items should not exceed $50,000 for calendar year 2003.  The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2003.  See “Factors That May Affect Future Operating Results-Need for Additional Capital” regarding the Company’s financing requirements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

Recent Losses.  The Company has incurred operating losses in all fiscal periods except 1995 and 2000. For the quarter ended March 31, 2003, the Company reported a net loss of ($423,052).  The Company typically reports a loss for the first quarter of any operating season because ongoing operating expenses are incurred without any offsetting revenue generating activities.  In December 2002, the Company opened the Sterling Forest Ski Center that generated in excess of $1,000,000 revenue and $550,000 net profit in the first quarter of 2003.  There is no assurance that the Company will remain profitable in any subsequent period.

Need for Additional Capital.  The Company had a working capital deficit of ($328,029) as of March 31, 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the Company’s planned operations for 2003, the Company believes it has adequate capital to fund operations, repay debt, and to fund required capital expenditures during the 2003 fiscal year. To the extent that operations do not provide the necessary working capital during 2003, the Company may need to obtain additional capital for 2003 and future fiscal periods.  Additional capital may be sought through borrowing or from additional equity financing.  Such additional equity financing may result in additional dilution to investors.  In any case, there can be no assurance that any additional capital can be satisfactorily obtained, if and when required.

Competition.  The Company faces significant competition from numerous organizations throughout the country which offer Renaissance Faires and other entertainment events, including amusement and theme parks, local and county fairs and festivals, some of which possess significantly greater resources than the Company, and in many cases, greater expertise and industry contacts.  The Company estimates that there are currently 20 major Renaissance Faires produced each year.  In addition, the Company estimates that there are more than 100 minor Renaissance Faire events held throughout the United States each year, ranging in duration from one day to two weekends.

Lack of Trademark Protection.  Because of the large number of existing Renaissance Faires, the Company is not able to rely upon trademark or service mark protection for the name “Renaissance Faire.”  As a result, there is no protection against others using the name “Renaissance Faire” for the production of entertainment events similar to those produced by the Company.  The Company’s own Faires could be negatively impacted by association with substandard productions.

Public Liability and Insurance.  As a producer of a public entertainment event, the Company has exposure for claims of personal injury and property damage suffered by visitors to the Faires.  To date, the Company has experienced only minimal claims, which it has been able to resolve without litigation.  The Company maintains comprehensive liability insurance which it considers to be adequate against this risk; however, there can be no assurance that a catastrophic event or claim which could result in damage or liability in excess of this coverage will not occur.  See “Other Information- Legal Proceedings” for additional information.

Dependence Upon Vendors.  A substantial portion of the Company’s revenues generated at each Faire is derived from arrangements that the Company has with vendors who construct elaborate booths at the Faires and sell a variety of food, crafts and souvenirs.  This arrangement consists of either a fixed rental paid by the vendors to the Company, or a percent of revenues.  In either case, the success of a Faire is dependent upon the Company’s ability to attract responsible vendors who sell high quality goods.

Seasonality.  The Company’s Renaissance Faires are located in traditionally seasonal areas which attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall.  With the operation of the Sterling Forest Ski Center in New York, the potential for counter-seasonal revenue should help smooth the seasonality of the Company’s revenue stream from the Renaissance Faires.  Unless the Company acquires or develops additional Faire sites or events in areas that are counter-seasonal to the present sites located in temperate climates, the Company’s revenue and income will be highly concentrated in the six months ending October 31st of each year.

Dependence Upon Weather.  Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, and are determined substantially in advance in order to facilitate advertising and other promotional efforts.  The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions.  While each of the Company’s Faires are open, rain or shine, poor weather, or even the forecast of poor weather can result in substantial declines in attendance and, as a result, loss of revenue.  Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire’s infrastructure and buildings, as well as injuries to patrons and employees.  Risks associated with the weather are beyond anyone’s control, but have a direct and material impact upon the relative success or failure of a given Faire.

Licensing and Other Governmental Regulation.  For each Faire operated by the Company, it is necessary for the Company to apply for and obtain permits and other licenses from local governmental authorities controlling the conduct of the Faire, service of alcoholic beverages and food, health, sanitation, and other matters at the Faire sites.  Each governmental jurisdiction has its own regulatory requirements that can impose unforeseeable delays or impediments in preparing for a Faire production.  While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company’s future operations.

Faire Sites.  The Company has long-term leases for all four of its Renaissance Faires.  The terms and conditions of each lease vary by location, and to a large extent, are beyond the control of the Company.  The Company’s dependence upon leasing Faire sites creates a certain risk of fluctuation in the Company’s operations from year to year.

PART II. OTHER INFORMATION

Item 1.                                                             Legal Proceedings

In 2002, a complaint was filed against the Company with the Supreme Court in Orange County New York.  The case contains a demand for $35,000,000 and is in excess of the $5,000,000 limit contained in the insurance policies.  The Company has been advised by the insurance provider that, based on its initial review of this claim, the loss in this matter will not exceed the limit of the insurance policies.  A liability has not been accrued at this time because the outcome of this claim lacks certainty.  The Company will continue to monitor the progress of this complaint.

Item 2.                                                             Changes in Securities

During the first four months of fiscal 2002, the Company raised $100,000 through the sale of 12% subordinated promissory notes.  The notes were issued in units, each unit consisting of two promissory notes of equal principal, with one note being convertible into shares of the Company’s common stock at a conversion price of $.30 per share.  The notes were sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Regulation D promulgated by the Securities and Exchange Commission.  No brokers were involved in the sale of the notes and no sales commissions were paid with respect to such sales.  See Part I “Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 3.                                                             Defaults upon Senior Securities

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits and Reports on Form 8-K

(A)           EXHIBITS

Exhibit No	Title

3.0(i)	Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

3.0(ii)	By-Laws, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*3.1	Articles of Amendment to the Articles of Incorporation.

4.1	Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.

*4.2	Renaissance Entertainment Corporation 1993 Stock Incentive Plan. (1)

*10.1	Specimen Vendor and Exhibitor Agreement for the Bristol Renaissance Faire.

*10.2	Specimen Vendor and Exhibitor Agreement for the Northern and Southern Renaissance Pleasure Faires.

*10.3	Specimen Bristol Renaissance Faire Concession Agreement.

*10.4	Specimen Bristol Renaissance Faire Games Concession Agreement.

10.9

Purchase Agreement dated November 12, 1997 between Faire Partners, LLC and Renaissance Entertainment Corporation, including Lease Agreement and Warrant to Purchase Common Stock as exhibits thereto, incorporated by reference from Registrant’s Registration Statement on Form S-1 (No. 333-43503).

10.10

Lease dated January 21, 1998 by and between Attache Publishing Services, Inc. and the Company, incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.11	Employment Agreement dated December 11, 1998 with Charles S. Leavell, incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.12	Employment Agreement dated December 11, 1998 with J. Stanley Gilbert, incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.15	Warrant Agreement dated December 17, 1999, incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.17

Asset Purchase Agreement between Jim and Marta Selway and the Company dated April 6, 2000, incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

Form of Subordinated Subscription and Purchase Agreement for 2000, including A Note and Convertible B Note incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2000.

10.20

Lease dated June 27, 2000 by and between San Bernardino County Community and Cultural Resources Department and the Company incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.25	Amendment dated October 30, 2000 to Lease with Faire Partners, LLC incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.28

Form of Subordinated Subscription and Purchase Agreement for 2002, including A Note and Convertible B Note filed herewith incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Amendment dated August 31, 2001 to Subordinated Subscription and Purchase Agreement for 2000 incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.30	Lease agreement dated March 19,2002 by and between Faire Partners, Ltd. and the Company incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

10.31	Lease agreement dated May 3, 2002 by and between Casa De Fruta and the Company incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

10.32	Amendment dated February 28, 2002 to Faire Partners, Ltd. lease dated November, 1997 incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

10.33	Amendment dated March 18, 2002 to Faire Partners, Ltd. lease dated November, 1997 incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

10.34

Amendment dated January 27, 2003 to lease dated January 21, 1998 by and between Attache Publishing Service incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2002.

10.35

School Days Contractual Agreement dated December 9, 2002 by and between Sheridan Sechter & Associates and the Company incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2002.

10.36

Contractual Agreement dated December 9, 2002 by and between Sheridan Sechter & Associates and the Company incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2002.

10.37

Agreement to Terminate Contractal Relationships dated December 12, 2002 between Events Group Corporation and the Company incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2002.

**99.1	Officer Certification

*                                         Incorporated by reference from the Company’s Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**                                  Filed herewith.

(b)              REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE ENTERTAINMENT CORPORATION

Date: May 14, 2003	/s/ Charles S. Leavell
Charles S. Leavell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Leavell	Chairman of the Board,	May 14, 2003
Charles S. Leavell	Chief Executive and Chief Financial Officers

/s/ Sue Brophy	Chief Accounting Officer and Controller	May 14, 2003
Sue Brophy

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Renaissance Entertainment Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles S. Leavell, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)                                  The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles S. Leavell
Charles S. Leavell Chief Executive and Chief Financial Officer May 14, 2003

EXHIBIT 99.1

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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Charles S. Leavell
Charles S. Leavell Chief Executive and Chief Financial Officer

The undersigned hereby certifies, for the purposes of Section 1350 of Chapter 63 of Title XVIII of the United States Code, in his capacity as an officer of Renaissance Entertainment Corporation, that, to his knowledge, the Quarterly Report of Renaissance Entertainment Corporation on Form 10-QSB for the quarter ended March 31, 2003, fully complies with the requirements of Section 13a of the Securities Exchange Act of 1934 and that the information contained in such report fairly represents, in all material respects, the financial condition and results of operation of Renaissance Entertainment Corporation.

/s/ Charles S. Leavell
Charles S. Leavell Chief Executive and Chief Financial Officer

Date: May 14, 2003