Form 10QSB
period 2003-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 2003-08-08
CIK 838782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

or

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

☒ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2003, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

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

RENAISSANCE ENTERTAINMENT CORPORATION

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$385,109	$642,061
Accounts receivable (net)	10,441	23,530
Inventory	249,726	160,500
Note receivable, current portion	76,266	90,862
Prepaid expenses and other	1,244,255	275,520
Total Current Assets	1,965,797	1,192,473

Property and equipment, net of accumulated depreciation	2,867,176	2,874,954
Investments	21,992	0
Other assets	385,093	382,617
TOTAL ASSETS	$5,240,058	$4,450,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,074,983	$369,466
Notes payable, current portion	509,325	414,738
Lease obligation payable, current portion	32,382	9,220
Unearned income	467,611	447,746
Total Current Liabilities	2,084,301	1,241,170

Lease obligation payable	3,945,135	3,969,582
Notes payable, net of current portion	6,075	13,055
Other	210,935	166,844
Total Liabilities	6,246,446	5,390,651

Stockholders’ (Deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 shares issued and outstanding.	64,346	64,346
Additional paid-in capital	9,435,827	9,435,827
Accumulated (deficit)	(10,506,561)	(10,440,780)
Total Stockholders’ (Deficit)	(1,006,388)	(940,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,240,058	$4,450,044

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30
	2003	2002
REVENUE:
Sales	$3,560,648	$3,779,489
Faire operating costs	885,190	878,638
Gross Profit	2,675,458	2,900,851

OPERATING EXPENSES:
Salaries	973,636	977,314
Depreciation and amortization	90,066	82,351
Advertising	424,570	472,592
Other operating expenses	741,125	811,101
Total Operating Expenses	2,229,397	2,343,358

Net Operating (Loss) Income	446,061	557,493

Other Income (Expenses):
Interest income	7,617	8,913
Interest (expense)	(138,530)	(136,453)
Other income (expense)	42,120	30,219
Total Other Income (Expenses)	(88,793)	(97,321)

Net Income (Loss) before (Provision) Credit for Income Taxes	357,268	460,172

(Provision) Credit for Income Taxes	—	—

Net Income (Loss) to Common Stockholders	$357,268	$460,172

Net Income (Loss) per Common Share	$0.17	$0.21

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

	Six Months Ended June 30
	2003	2002
REVENUE:
Sales	4,686,225	3,787,797
Faire operating costs	932,215	881,279
Gross Profit	3,754,010	2,906,518

OPERATING EXPENSES:
Salaries	1,654,783	1,341,760
Depreciation and amortization	172,427	144,722
Advertising	450,729	472,592
Other operating expenses	1,354,852	1,209,370
Total Operating Expenses	3,632,791	3,168,444

Net Operating (Loss) Income	121,219	(261,926)

Other Income (Expenses):
Interest income	16,164	18,717
Interest (expense)	(265,162)	(262,619)
Other income (expense)	61,995	40,298
Total Other Income (Expenses)	(187,003)	(203,604)

Net Income (Loss) before (Provision) Credit for Income Taxes	$(65,784)	(465,530)

(Provision) Credit for Income Taxes	—	—

Net Income (Loss) to Common Stockholders	$(65,784)	$(465,530)

Net Income (Loss) per Common Share	$(0.03)	$(0.22)

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months ended June 30
	2003	2002
Cash Flows from Operating Activities:
Net income (Loss)	$(65,784)	$(465,530)
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Depreciation and amortization	172,427	144,722
Gain (loss) on disposal of assets	(366)	0
(Increase) decrease in:
Accounts Receivable	13,089	46,587
Notes Receivable	14,596	8,686
Inventory	(89,226)	(86,934)
Prepaid expenses and other	(971,208)	(683,963)
Increase (decrease) in:
Accounts payable and accrued expenses	705,517	810,752
Unearned revenue and other	63,956	260,331
Total adjustments	(91,215)	500,181
Net Cash Provided by (Used in) Operating Activities	(156,999)	34,651

Cash Flows from Investing Activities:
(Increase) in cash value of life insurance	(21,992)
Acquisition of property and equipment	(164,283)	(332,768)
Net Cash (Used in) Investing Activities	(186,275)	(332,768)

Cash Flows from Financing Activities:
Common stock issued and additional paid-in capital	0	0
Proceeds from notes payable	220,000	101,250
Principal payments on notes payable	(133,678)	(14,025)
Net Cash Provided by (Used in) Financing Activities	86,322	87,225

Net (Decrease) in Cash	(256,952)	(210,892)
Cash, beginning of period	642,061	834,257
Cash, end of period	$385,109	$623,365
Interest paid	$265,162	$262,619

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

1.                                       Unaudited Statements

The balance sheet as of June 30, 2003, the statements of operations and the statements of cash flows for the six month periods ended June 30, 2003 and 2002, have been prepared by Renaissance Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at June 30, 2003 and for all periods presented, have been made.

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

3.                                       Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  Since 1998, the Company’s financial statements have contained a going concern clause.  The Company has suffered recurring losses from operations, has a negative stockholders’ equity and a working capital deficit that raise substantial doubts about its ability to continue as a going concern.  Management is attempting to raise additional capital.

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

4.                                       Subsequent Event

In July, 2003, Charles S. Leavell, CEO and Chairman of the Board of Directors extended the Company a line of credit in the amount of $100,000.  As of this filing, the terms and conditions of this loan have not been set.

5.                                       Commitment

The Company’s lease for its Northern California Faire sites require the Company to complete certain capital projects over the term of the lease.  The Company estimates that the cost of these capital projects for 2003 will be approximately $50,000.

6.                                       Notes Payable

During the first four months of fiscal 2003, the Company raised short-term capital in the amount of $220,000 through the issuance of 12% unsubordinated promissory notes. The funds were provided by Charles S. Leavell ($70,000), Chairman of the Board of Directors, J. Stanley Gilbert ($100,000), Officer and Board Director, and another Board Director ($50,000).  Of the total outstanding, $120,000 was retired in June and $100,000 in July of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the footnotes for the fiscal year ended December 31, 2002.

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

On April 1, 2002, Faire Partners, Ltd., the Company’s landlord for the Wisconsin site, purchased property in New York from Sterling Forest Corporation.  The property has long been the home of the New York Renaissance Faire.  In April 2002, Faire Partners Ltd. leased the property to the Company for a twenty-year term with rent payments of $425,000 in years 1 through 5, $435,000 for years 6 through 15 and $450,000 for lease years 16 through 20.  The lease allows Faire Partners to sell part of the leased property.  Should Faire Partners sell any property, the lease provides that the Company’s rent payments and the buyout provision would be decreased in an amount proportional to the selling price of the property.

The leased property in New York includes a site for a Ski Center that the Company chose to operate in 2002.  The Company began operation of the Ski Center in April, 2002, incurring nine months operating expense during the 2002 fiscal year.  The Ski Center opened its season in December, 2002, generating revenue into the month of March, 2003.  The Company’s three-month income statement results are on a comparable basis for the 2002 to 2003 operating seasons.  However, the six-month income statement results are not comparable because the Company did not take over operation of the Ski Center until April, 2002.  An explanation of the differences created by the partial operating season of the Ski Center in 2002 will be disclosed in the accompanying section titled “Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002”.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire.  The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California.  The lease is for 20 years, 5-years with a 15-year extension.  Lease payments in the first year include $1.00 per patron, with a $150,000 minimum and increasing each year thereafter.

The Company had a working capital deficit of ($118,504) as of June 30, 2003.  While the Company believes that it has adequate capital to fund anticipated operations for 2003, it believes it may need additional capital for future fiscal periods.   See “Liquidity and Capital Resources.”

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Revenues decreased  $218,841 or 6% from $3,779,489 in 2002 to $3,560,648 in 2003.  This decrease is largely the result of a one day closure in May 2003 of the Company’s Southern California Faire due to rain.  As a result of this closure, revenue and attendance for this event was down 8% as compared to the 2002 operating season.

Cost of sales increased $6,552 or 1% from $878,638 in 2002 to $885,190 in 2003.  Total operating expenses (year-round operating costs and corporate overhead) decreased $113,961 or 5%, from $2,343,358 in 2002 to $2,229,397 in 2003.  Of the operating expenses, salaries decreased less than 1%, from $977,314 in 2002 to 973,636 in 2003 reflecting a $3,678 decrease for the 2003 period as compared to the 2002 period.  Advertising expense showed a decrease of $48,022 or 10%, from $472,592 in 2002 to $424,570 in 2003.  This cost savings is, in large part, due to securing a new consulting firm used in the Company’s media program.  Depreciation and amortization increased 9%, from $82,351 in 2002 to $90,066 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) decreased $69,976 or 9%, from $811,101 in 2002 to $741,125 in 2003.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $111,432 or 20%, from $557,493 for the 2002 period to $446,061 for the 2003 period.

Interest expense increased $2,077 or 2%, from  $136,453 in 2002 to $138,530 in 2003.  Other income increased $11,901, from $30,219 in 2002 to $42,120 in 2003.  Interest income decreased $1,296, from $8,913 in 2002 to $7,617 in 2003.

Combining net operating income with other income/expense resulted in a $102,904 decrease in net income before taxes, from income of $460,172 for the 2002 period to income of $357,268 for the 2003 period.

Net income to common stockholders also decreased $102,904, from $460,172 for the 2002 period to $357,268 for the 2003 period.  Finally, net income per common share decreased from $0.21 for the 2002 period to $0.17 for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues increased  $898,428 or 24% from $3,787,797 in 2002 to $4,686,225 in 2003. The Ski Center revenue for the first six months of 2003 was approximately $1.1 million.  This additional revenue was offset by an approximate 8% decrease in revenue and attendance for the Company’s Southern California Faire as a result of a one-day closure in May 2003 due to rain.

Cost of sales increased $50,936 or 6% from $881,279 in 2002 to $932,215 in 2003.  The Ski Center cost of sales was approximately $80,000 for this time period.

Total operating expenses (year-round operating costs and corporate overhead) increased $464,347 or 15%, from $3,168,444 in 2002 to $3,632,791 in 2003.  Of the operating expenses, salary expense increased $313,023 or 23% from $1,341,760 in 2002 to $1,654,783 in 2003.  Salary expense for the Ski Center was $301,054 for the first six-months of 2003.  Advertising expense showed a decrease of $21,863 or 5%, from $472,592 in 2002 to $450,729 in 2003.  Depreciation increased 19%, from $144,722 in 2002 to $172,427 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) increased $145,482 or 12%, from $1,209,370 in 2002 to $1,354,852 in 2003. Of the operating expense increase, approximately $200,000 is attributable to the Ski Center.

As a result of the foregoing, net operating income (loss) (before interest charges and other income) increased 146% from a loss of ($261,926) for the 2002 period to income of $121,219 for the 2003 period

Interest expense increased $2,543 or 1%, from  $262,619 in 2002 to $265,162 in 2003.  Other income increased $21,697, from $40,298 in 2002 to $61,995 in 2003.  Interest income decreased $2,553, from $18,717 in 2002 to $16,164 in 2003.

Combining net operating income with other income/expense resulted in a $399,746 decrease in net loss before taxes, from loss of ($465,530) for the 2002 period to a loss of ($65,784) for the 2003 period.

Net loss to common stockholders also decreased $399,746, from ($465,530) for the 2002 period to ($65,784) for the 2003 period.  Finally, net loss per common share decreased from ($0.22) for the 2002 period to ($0.03) for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

Liquidity and Capital Resources

The Company’s working capital deficit widened during the six-months ended June 30, 2003, from $48,697 at December 31, 2002 to $118,504 at June 30, 2003. The Company’s working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

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

During the first six months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($250,000), J. Stanley Gilbert, President and Director ($225,000), and one other investor.  The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001.  On the maturity date, the non-convertible portion of the notes were retired.   The maturity date for the convertible portion of the notes were extended until November of 2003 under the same terms and conditions as the original offer.

During the first four months of fiscal 2003, the Company raised short-term capital in the amount of $220,000 through the issuance of 12% unsubordinated promissory notes. The funds were provided by Charles S. Leavell ($70,000), Chairman of the Board of Directors, J. Stanley Gilbert ($100,000), Officer and Board Director, and another Board Director ($50,000).  Of the total outstanding, $120,000 was retired in June and $100,000 in July of 2003.

While the Company believes it has adequate capital to fund anticipated operations for fiscal 2003, it believes it may need to obtain additional working capital for future periods.

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $1,192,473 at December 31, 2002 to $1,965,797 at June 30, 2003, an increase of $773,324 or 65%.  Of these amounts, cash and cash equivalents decreased from $642,061 at December 31, 2002 to $385,109 at June 30, 2003.  Accounts receivable decreased from $23,530 at December 31, 2002 to $10,441 at June 30, 2003.  Inventory increased from $160,500 at December 31, 2002 to $249,726 at June 30, 2003.  Prepaid expenses (expenses incurred on behalf of the Faires) increased from $275,520 at December 31, 2002 to $1,244,255 at June 30, 2003.  These costs are expensed once the Faires are operating.

Current liabilities increased from $1,241,170 at December 31, 2002, to $2,084,301 at June 30, 2003, an increase of $843,131 or 68%. During the quarter, accounts payable and accrued expenses increased $705,517 or 191% from $369,466 at December 31, 2002 to $1,074,983 at June 30, 2003.  Unearned income, which consists of the sale of admission tickets to upcoming Faires, passes for the Sterling Forest Ski Center and deposits received from craft vendors for future Faires, increased from $447,746 at December 31, 2002 to $467,611 at June 30, 2003.  This revenue is recognized once the Faires and the Ski Center are operating.  The Company’s notes payable accounts for $509,325 of the total current liabilities at June 30, 2003.  This amount is largely attributable to the aforementioned subordinated promissory notes that mature in August and November, 2003.

Stockholders’ Deficit increased from ($940,607) at December 31, 2002 to ($1,006,388) at June 30, 2003, an increase of $65,781.  This increase is due to the net loss incurred during the first six-months of 2003.

The lease for the Northern California Faire requires the Company to complete certain capital projects.  The Company estimates the cost of these capital improvements at approximately $50,000 for 2003.  The Company has no additional significant commitments for capital expenses during the fiscal year ending December 31, 2003.  See “Factors That May Affect Future Operating Results-Need for Additional Capital” regarding the Company’s financing requirements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

Recent Losses.  The Company has incurred operating losses in all fiscal periods since 1995 except fiscal 2000. For the six months ended June 30, 2003, the Company reported a net loss of ($65,784).  There is no assurance that the Company will be profitable in any subsequent period.

Need for Additional Capital.  The Company had a working capital deficit of $118,504 as of June 30, 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the Company’s planned operations for 2003, the Company believes it has adequate capital to fund operations, repay debt and fund required capital expenditures during the 2003 fiscal year. To the extent that operations do not provide the necessary working capital during 2003, the Company may need to obtain additional capital for 2003 and future fiscal periods.  Additional capital may be sought through borrowings or from additional equity financing.  Such additional equity financing may result in additional dilution to investors.  In any case, there can be no assurance that additional capital can be satisfactorily obtained, if and when required.

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

Seasonality.  The Company’s Renaissance Faires are located in traditionally seasonal areas that attract the greatest number of visitors during the warm weather months in the spring, summer, and early fall.  With the operation of the Sterling Forest Ski Center in New York, the counter-seasonal revenue may help smooth the seasonality of the Company’s revenue stream from the Renaissance Faires.  Unless the Company acquires or develops additional Faire sites or other events in areas that are counter-seasonal to the present sites located in temperate climates, the Company’s revenues and income will be highly concentrated from April through October 31st of each year.

Dependence Upon Weather.  Each Renaissance Faire operated by the Company is scheduled for a finite period, typically consecutive weekends during a seven to nine-week period, which are determined substantially in advance in order to facilitate advertising and other promotional efforts.  The success of each Faire is directly dependent upon public attendance, which is directly affected by weather conditions.  While each of the Company’s Faires are normally open, rain or shine, poor weather, or even the forecast of poor weather can result in substantial declines in attendance and, as a result, loss of revenues.  Further, as the Renaissance Faires are outdoor events, they are vulnerable to severe weather conditions that can cause damage to the Faire’s infrastructure and buildings, as well as injuries to patrons and employees.  Risks associated with the weather are beyond anyone’s control, but have a direct and material impact upon the relative success or failure of a given Faire.

Licensing and Other Governmental Regulation.  For each Faire operated by the Company, it is necessary to apply for and obtain permits and other licenses from local governmental authorities regulating service of alcoholic beverages, service of food, health, sanitation, and other matters at the Faire sites.  Each governmental jurisdiction has it’s own regulatory requirements that can impose unforeseeable delays or impediments in preparing for a Faire production.  While the Company has been able to obtain all necessary permits and licenses in the past, there can be no assurance that future changes in governmental regulation or the adoption of more stringent requirements may not have a material adverse impact upon the Company’s future operations.

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

**	10.38	Amendment dated January 16, 2002 to. San Bernardino County Community and Cultural Resources Department lease dated June 27, 2000 filed herewith.
**	31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
**	32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                      Incorporated by reference from the Company’s Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**                   Filed herewith.

(b)  REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE ENTERTAINMENT CORPORATION

Date: August 8, 2003	/s/ Charles S. Leavell
Charles S. Leavell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Leavell	Chairman of the Board,	August 8, 2003
Charles S. Leavell	Chief Executive and Chief Financial Officers

/s/ Sue Brophy	Chief Accounting Officer and Controller	August 8, 2003
Sue Brophy