Form 10QSB/A
period 2003-06-30
RENAISSANCE ENTERTAINMENT CORP
filed 2003-11-07
CIK 838782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

INDEX

Part I.	Financial Information

Item I.	Financial Statements

Balance Sheets as of June 30, 2003 (Unaudited)
and December 31, 2002

Statements of Operations for the Three Months
Ended June 30, 2003 and 2002
(Unaudited)

Statements of Operations for the Six Months
Ended June 30, 2003 and 2002
(Unaudited)

Statements of Cash Flows for the Six Months
Ended June 30, 2003 and 2002
(Unaudited)

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Part II. Other Information

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

This amendment No. 1 on form 10-Q/A is being filed to give effect to the restatement of the Company’s unaudited interim financial statements as of and for the three month and six month periods ended June 30, 2003 as discussed in Note 7 to the unaudited interim financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

BALANCE SHEETS

ASSETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and equivalents	$385,109	$642,061
Accounts receivable (net)	10,441	23,530
Inventory	249,726	160,500
Note receivable, current portion	76,266	90,862
Prepaid expenses and other	1,049,842	275,520
Total Current Assets	1,771,384	1,192,473

Property and equipment, net of accumulated depreciation	2,867,176	2,874,954
Investments	21,992	0
Other assets	385,090	382,617
TOTAL ASSETS	$5,045,642	$4,450,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,074,983	$369,466
Notes payable, current portion	509,325	414,738
Lease obligation payable, current portion	32,382	9,220
Unearned income	467,611	447,746
Total Current Liabilities	2,084,301	1,241,170

Lease obligation payable	3,945,135	3,969,582
Notes payable, net of current portion	6,075	13,055
Other	210,935	166,844
Total Liabilities	6,246,446	5,390,651

Stockholders’ (Deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 shares issued and outstanding.	64,346	64,346
Additional paid-in capital	9,435,827	9,435,827
Accumulated (deficit)	(10,700,977)	(10,440,780)
Total Stockholders’ (Deficit)	(1,200,804)	(940,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,045,642	$4,450,044

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30
	2003	2002
REVENUE:
Sales	$3,560,648	$3,779,489
Faire operating costs	885,190	878,638
Gross Profit	2,675,458	2,900,851

OPERATING EXPENSES:
Salaries	973,636	977,314
Depreciation and amortization	90,066	82,351
Advertising	424,570	472,592
Other operating expenses	935,538	811,101
Total Operating Expenses	2,423,810	2,343,358

Net Operating (Loss) Income	251,648	557,493

Other Income (Expenses):
Interest income	7,617	8,913
Interest (expense)	(138,530)	(136,453)
Other income (expense)	42,120	30,219
Total Other Income (Expenses)	(88,793)	(97,321)

Net Income (Loss) before (Provision)
Credit for Income Taxes	162,855	460,172

(Provision) Credit for Income Taxes	—	—

Net Income (Loss) to Common Stockholders	$162,855	$460,172

Net Income (Loss) per Common Share	$0.08	$0.21

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

	Six Months Ended June 30
	2003	2002
REVENUE:
Sales	4,686,225	3,787,797
Faire operating costs	932,215	881,279
Gross Profit	3,754,010	2,906,518

OPERATING EXPENSES:
Salaries	1,654,783	1,341,760
Depreciation and amortization	172,427	144,722
Advertising	450,729	472,592
Other operating expenses	1,549,265	1,209,370
Total Operating Expenses	3,827,204	3,168,444

Net Operating (Loss) Income	(73,194)	(261,926)

Other Income (Expenses):
Interest income	16,164	18,717
Interest (expense)	(265,162)	(262,619)
Other income (expense)	61,995	40,298
Total Other Income (Expenses)	(187,003)	(203,604)

Net Income (Loss) before (Provision)
Credit for Income Taxes	$(260,197)	(465,530)

(Provision) Credit for Income Taxes	—	—

Net Income (Loss) to Common Stockholders	$(260,197)	$(465,530)

Net Income (Loss) per Common Share	$(0.12)	$(0.22)

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months ended June 30
	2003	2002
Cash Flows from Operating Activities:
Net income (Loss)	$(260,197)	$(465,530)
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Depreciation and amortization	172,427	144,722
Gain (loss) on disposal of assets	(366)	0
(Increase) decrease in:
Accounts Receivable	13,089	46,587
Notes Receivable	14,596	8,686
Inventory	(89,226)	(86,934)
Prepaid expenses and other	(776,795)	(683,963)
Increase (decrease) in:
Accounts payable and accrued expenses	705,517	810,752
Unearned revenue and other	63,956	260,331
Total adjustments	103,198	500,181
Net Cash Provided by (Used in) Operating Activities	(156,999)	34,651

Cash Flows from Investing Activities:
(Increase) in cash value of life insurance	(21,992)
Acquisition of property and equipment	(164,283)	(332,768)
Net Cash (Used in) Investing Activities	(186,275)	(332,768)

Cash Flows from Financing Activities:
Common stock issued and additional paid-in capital	0	0
Proceeds from notes payable	220,000	101,250
Principal payments on notes payable	(133,678)	(14,025)
Net Cash Provided by (Used in) Financing Activities	86,322	87,225

Net (Decrease) in Cash	(256,952)	(210,892)
Cash, beginning of period	642,061	834,257
Cash, end of period	$385,109	$623,365
Interest paid	$265,162	$262,619

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

7.             Restatement

Subsequent to the issuance of the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2003, the Company determined that certain costs of the Wisconsin fair were incorrectly capitalized as Prepaid Expenses and Other on the balance sheet. These costs include amortization of the leaseback that had been incurred by the Company and should have been recorded as expense as incurred. The Prepaid Expense and Other amount in the balance sheet at June 30, 2003 has been restated to expense the capitalized amount of $194,413. This amount was expensed in the restated three month and six month periods ended June 30, 2003. A summary of the significant effects of the restatement is as follows:

	June 30, 2003
	As Previously Reported	As Restated
Prepaid expense and other	$1,244,255	$1,049,842
Total current assets	1,965,797	1,771,384
Total assets	5,240,058	5,045,642
Accumulated deficit	(10,506,561)	(10,700,977)
Total shareholders’ deficit	(1,006,388)	(1,200,804)
Total liabilities and shareholders’ deficit	5,240,058	5,045,642

	For the Three Months Ended June 30, 2003
	As Previously Reported	As Restated
Other operating expenses	$741,125	$935,538
Operating Income	446,061	251,648
Income Before Income Taxes	357,268	162,855
Net income	357,268	162,855
Net income per share	$.17	$.08

	For the Six Months Ended June 30, 2003
	As Previously Reported	As Restated
Other operating expenses	$1,354,852	$1,549,265
Operating Income (Loss)	121,219	(73,194)
Loss Before Taxes	(65,784)	(260,197)
Net loss	(65,784)	(260,197)
Net loss per share	$(.03)	$(.12)

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

The Company had a working capital deficit of ($312,917) as of June 30, 2003.  While the Company believes that it has adequate capital to fund anticipated operations for 2003, it believes it may need additional capital for future fiscal periods.  See “Liquidity and Capital Resources.”

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

Cost of sales increased $6,552 or 1% from $878,638 in 2002 to $885,190 in 2003.  Total operating expenses (year-round operating costs and corporate overhead) increased $80,452 or 3%, from $2,343,358 in 2002 to $2,423,810 in 2003.  Of the operating expenses, salaries decreased less than 1%, from $977,314 in 2002 to 973,636 in 2003 reflecting a $3,678 decrease for the 2003 period as compared to the 2002 period.  Advertising expense showed a decrease of $48,022 or 10%, from $472,592 in 2002 to $424,570 in 2003.  This cost savings is, in large part, due to securing a new consulting firm used in the Company’s media program.  Depreciation and amortization increased 9%, from $82,351 in 2002 to $90,066 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) increased $124,437 or 15%, from $811,101 in 2002 to $935,538 in 2003.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $305,845 or 55%, from $557,493 for the 2002 period to $251,648 for the 2003 period.

Interest expense increased $2,077 or 2%, from  $136,453 in 2002 to $138,530 in 2003.  Other income increased $11,901, from $30,219 in 2002 to $42,120 in 2003.  Interest income decreased $1,296, from $8,913 in 2002 to $7,617 in 2003.

Combining net operating income with other income/expense resulted in a $297,317 decrease in net income before taxes, from income of $460,172 for the 2002 period to income of $162,855 for the 2003 period.

Net income to common stockholders also decreased $297,317, from $460,172 for the 2002 period to $162,855 for the 2003 period.  Finally, net income per common share decreased from $0.21 for the 2002 period to $0.08 for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

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

Total operating expenses (year-round operating costs and corporate overhead) increased $658,760 or 21%, from $3,168,444 in 2002 to $3,827,204 in 2003.  Of the operating expenses, salary expense increased $313,023 or 23% from $1,341,760 in 2002 to $1,654,783 in 2003.  Salary expense for the Ski Center was $301,054 for the first six-months of 2003.  Advertising expense showed a decrease of $21,863 or 5%, from $472,592 in 2002 to $450,729 in 2003.  Depreciation increased 19%, from $144,722 in 2002 to $172,427 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) increased $339,895 or 28%, from $1,209,370 in 2002 to $1,549,265 in 2003. Of the operating expense increase, approximately $200,000 is attributable to the

Ski Center, approximately $80,000 relates to an increase in insurance expense and finally approximately $30,000 is due to an increase in property taxes.

As a result of the foregoing, net operating (loss) (before interest charges and other income) decreased 72% from a loss of ($261,926) for the 2002 period to ($73,194) for the 2003 period.

Interest expense increased $2,543 or 1%, from  $262,619 in 2002 to $265,162 in 2003.  Other income increased $21,697, from $40,298 in 2002 to $61,995 in 2003.  Interest income decreased $2,553, from $18,717 in 2002 to $16,164 in 2003.

Combining net operating income with other income/expense resulted in a $205,333 decrease in net loss before taxes, from loss of ($465,530) for the 2002 period to a loss of ($260,197) for the 2003 period.

Net loss to common stockholders also decreased $205,333, from ($465,530) for the 2002 period to ($260,197) for the 2003 period.  Finally, net loss per common share decreased from ($0.22) for the 2002 period to ($0.12) for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

Liquidity and Capital Resources

The Company’s working capital deficit widened during the six-months ended June 30, 2003, from $48,697 at December 31, 2002 to $312,917 at June 30, 2003. The Company’s working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

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

Reviewing the change in financial position over the six months, current assets, largely comprised of cash and prepaid expenses, increased from $1,192,473 at December 31, 2002 to $1,771,384 at June 30, 2003, an increase of $578,911 or 49%.  Of these amounts, cash and cash equivalents decreased from $642,061 at December 31, 2002 to $385,109 at June 30, 2003.  Accounts receivable decreased from $23,530 at December 31, 2002 to $10,441 at June 30, 2003.  Inventory increased from $160,500 at December 31, 2002 to $249,726 at June 30, 2003.  Prepaid expenses (expenses incurred on behalf of the Faires) increased from $275,520 at December 31, 2002 to $1,049,842 at June 30, 2003.  These costs are expensed once the Faires are operating.

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

Stockholders’ Deficit increased from ($940,607) at December 31, 2002 to ($1,200,804) at June 30, 2003, an increase of $260,197.  This increase is due to the net loss incurred during the first six-months of 2003.

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

Recent Losses.  The Company has incurred operating losses in all fiscal periods since 1995 except fiscal 2000. For the six months ended June 30, 2003, the Company reported a net loss of ($260,197).  There is no assurance that the Company will be profitable in any subsequent period.

Need for Additional Capital.  The Company had a working capital deficit of $312,917 as of June 30, 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the Company’s planned operations for 2003, the Company believes it has adequate capital to fund operations, repay debt and fund required capital expenditures during the 2003 fiscal year. To the extent that operations do not provide the necessary working capital during 2003, the Company may need to obtain additional capital for 2003 and future fiscal periods.  Additional capital may be sought through borrowings or from additional equity financing.  Such additional equity financing may result in additional dilution to investors.  In any case, there can be no assurance that additional capital can be satisfactorily obtained, if and when required.

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

**	10.38	Amendment dated January 16, 2002 to. San Bernardino County Community and Cultural Resources Department lease dated June 27, 2000 filed herewith.
**	31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
**	32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant in Section 906 of the Sarbanes Oxley Act of 2002.

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

RENAISSANCE ENTERTAINMENT CORPORATION

Date: November 7, 2003	/s/ Charles S. Leavell
Charles S. Leavell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Leavell	Chairman of the Board,	November 7, 2003
Charles S. Leavell	Chief Executive and Chief Financial Officers

/s/ Sue Brophy	Chief Accounting Officer and Controller	November 7, 2003
Sue Brophy