Form 10QSB
period 2003-09-30
RENAISSANCE ENTERTAINMENT CORP
filed 2003-11-14
CIK 838782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

or

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

☒  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2003, Registrant had 2,144,889 shares of common stock, $.03 Par Value, outstanding.

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

Part I

Financial Information

Item 1	RENAISSANCE ENTERTAINMENT CORPORATION

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,595,676	$642,061
Accounts receivable (net)	179,915	23,530
Inventory	173,575	160,500
Note receivable, current portion	0	90,862
Prepaid expenses and other	774,313	275,520
Total Current Assets	2,723,479	1,192,473

Property and equipment, net of accumulated depreciation	2,835,342	2,874,954
Investments	32,171	0
Other assets	386,831	382,617
TOTAL ASSETS	$5,977,823	$4,450,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,010,772	$369,466
Notes payable, current portion	404,942	414,738
Lease obligation payable, current portion	45,067	9,220
Unearned income	719,586	447,746
Total Current Liabilities	2,180,367	1,241,170

Lease obligation payable	3,932,983	3,969,582
Notes payable, net of current portion	3,940	13,055
Other	194,172	166,844
Total Liabilities	6,311,462	5,390,651

Stockholders’ (Deficit):
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.03 par value, 50,000,000 shares authorized, 2,144,889 shares issued and outstanding.	64,346	64,346
Additional paid-in capital	9,435,827	9,435,827
Accumulated (deficit)	(9,833,812)	(10,440,780)
Total Stockholders’ (Deficit)	(333,639)	(940,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,977,823	$4,450,044

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2003	2002
REVENUE:
Sales	$6,141,642	$6,096,924
Faire operating costs	1,729,192	1,816,718
Gross Profit	4,412,450	4,280,206

OPERATING EXPENSES:
Salaries	1,285,459	1,255,548
Depreciation and amortization	92,408	85,326
Advertising	873,050	840,622
Other operating expenses	1,175,130	1,105,885
Total Operating Expenses	3,426,047	3,287,381

Net Operating Income	986,403	992,825

Other Income (Expenses):
Interest income	4,036	9,712
Interest (expense)	(137,261)	(130,296)
Other income	13,988	7,462
Total Other Income (Expenses)	(119,237)	(113,122)

Net Income before (Provision)
Credit for Income Taxes	867,166	879,703

(Provision) Credit for Income Taxes	—	—

Net Income to Common Stockholders	$867,166	$879,703

Net Income per Common Share	$0.40	$0.41

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30
	2003	2002
REVENUE:
Sales	10,827,868	9,884,722
Faire operating costs	2,661,408	2,697,997
Gross Profit	8,166,460	7,186,725

OPERATING EXPENSES:
Salaries	2,940,242	2,597,308
Depreciation and amortization	264,835	230,047
Advertising	1,323,779	1,313,214
Other operating expenses	2,724,395	2,315,255
Total Operating Expenses	7,253,251	6,455,824

Net Operating Income	913,209	730,901

Other Income (Expenses):
Interest income	20,199	28,428
Interest (expense)	(402,423)	(392,914)
Other income	75,983	47,760
Total Other Income (Expenses)	(306,241)	(316,726)

Net Income before (Provision)
Credit for Income Taxes	$606,968	414,175

(Provision) Credit for Income Taxes	—	—

Net Income to Common Stockholders	$606,968	$414,175

Net Income per Common Share	$0.28	$0.19

Weighted Average Number of Common Shares Outstanding	2,144,889	2,144,889

The accompanying notes are an integral part of the financial statements

RENAISSANCE ENTERTAINMENT CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months ended September 30
	2003	2002
Cash Flows from Operating Activities:
Net income	$606,968	$414,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,835	230,047
(Increase) decrease in:
Accounts Receivable	(156,385)	(30,602)
Notes Receivable	90,862	28,194
Inventory	(13,075)	(79,903)
Prepaid expenses and other	(503,007)	(520,247)
Increase (decrease) in:
Accounts payable and accrued expenses	641,306	232,207
Unearned revenue and other	299,168	646,451
Total adjustments	623,704	506,147
Net Cash Provided by Operating Activities	1,230,672	920,322

Cash Flows from Investing Activities:
(Increase) in cash value of life insurance	(32,171)	0
Acquisition of property and equipment	(225,222)	(484,471)
Net Cash (Used in) Investing Activities	(257,393)	(484,471)

Cash Flows from Financing Activities:
Proceeds from notes payable	270,000	101,250
Principal payments on notes payable	(289,664)	(19,148)
Net Cash Provided by (Used in) Financing Activities	(19,664)	82,102

Net Increase in Cash	953,615	517,953
Cash, beginning of period	642,061	834,257
Cash, end of period	$1,595,676	$1,352,210
Interest paid	$(402,423)	$(392,914)

The accompanying notes are an integral part of the financial statements.

RENAISSANCE ENTERTAINMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

1.                                       Unaudited Statements

The balance sheet as of September 30, 2003, the statements of operations and the statements of cash flows for the nine month periods ended September 30, 2003 and 2002, have been prepared by Renaissance Entertainment Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2003 and for all periods presented, have been made.

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

Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.  Refer to Note 4, “Subsequent Event”.

4.                                       Subsequent Event

October 22, 2003, the Company issued a press release disclosing the permanent closure of its Northern California Renaissance Faire in Gilroy, California.  The Company cites a decline in attendance and resulting revenue as the reason for closing this event that has been held in the San Francisco Bay area for the past 36 years.

October 23, 2003, the Company filed a Form 8-K with the SEC.  The Company reported a significant revenue shortfall in 2003 as a result of a decrease in attendance at its Southern and Northern California and New York Faires.  Further, the Company disclosed its concern that cash reserves would not be sufficient to meet its cash requirements for the balance of 2003, including $337,500 in debt obligations due in November, 2003.  The Company is currently reviewing a number of options to satisfy the operating capital and debt requirements going forward.

5.                                       Commitment

With the permanent closure of the Northern California Faire, management is attempting to negotiate with the landlord, final cash requirements to terminate this lease.  The Company’s lease has an exit clause at the end of 2004.  As a result, the Company may be responsible for approximately $150,000 in rental payments for calendar year 2004.  In addition, the lease requires the Company to complete certain capital projects over its term.  The Company estimates it could also be responsible for approximately $175,000 in capital improvements as a result of the termination of this lease.  A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

6.                                       Notes Payable

During the first four months of fiscal 2003, the Company raised short-term capital in the amount of $220,000 through the issuance of 12% unsubordinated promissory notes. The funds were provided by the CEO and Chairman of the Board of Directors ($70,000), Officer and Board Director ($100,000), and another Board Director ($50,000).  Of the total outstanding, $120,000 was retired in June and $100,000 in July of 2003.

In July, 2003, the CEO and Chairman of the Board of Directors (Lender) extended the Company a line of credit in the amount of $220,000 under the same terms and conditions of the Lender’s loan agreement with the bank.  Generally, the interest rate is indexed to the highest prime rate on the banks first business day of the calendar week, with a 1% spread over index and the line matures annually on the anniversary date of the loan.  As of September 30, 2003, the Company had drawn $50,000 on this line of credit.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the footnotes for the fiscal year ended December 31, 2002.

During the 2003 Faire season, the Company owned and produced four Renaissance Faires: the Bristol Renaissance Faire in Kenosha, Wisconsin, serving the Chicago/Milwaukee metropolitan region; the Northern California Renaissance Pleasure Faire, serving the San Francisco Bay and San Jose metropolitan areas; the Southern California Renaissance Pleasure Faire in Devore, California serving the greater Los Angeles metropolitan area; and the New York Renaissance Faire serving the New York City metropolitan area.

On May 3, 2002, the Company signed a long-term lease for the Northern California Faire.  The new site for the Northern Faire is located at Casa de Fruta, near Gilroy, California.  The lease is for 20 years, 5-years with a 15-year extension.  Lease payments in the first year include $1.00 per patron, with a $150,000 minimum and increasing each year thereafter.  On October 22, 2003, the Company issued a press release disclosing the permanent closure of its Northern California Renaissance Faire in Gilroy, California, due to a significant decline in attendance and resulting revenue.

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

The leased property in New York includes a site for a Ski Center that the Company chose to begin operating in 2002.  The Company began operation of the Ski Center in April, 2002, incurring nine months operating expense during the 2002 fiscal year.  The Ski Center opened its season in December, 2002, generating revenue into the month of March, 2003.  The Company’s nine-month income statement results for 2003 are not comparable to 2002 because the Company did not commence operation of the Ski Center until April, 2002.  An explanation of the differences created by the partial operating season of the Ski Center in 2002 is disclosed in the accompanying section titled “Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002”.

The Company had a working capital surplus of $543,112 as of September 30, 2003.  On October 23, 2003, the Company filed a Form 8-K with the SEC.  The Company reported a significant revenue shortfall in 2003 as a result of a decrease in attendance at its Southern and Northern California and New York Faires.  Further, the Company disclosed its concern that cash reserves would not be sufficient to meet its cash requirements for the balance of 2003, including $337,500 in debt obligations due in November, 2003.  The Company believes it needs to raise approximately $500,000 to $750,000 in additional capital to satisfy the operating capital and debt requirements going forward to the opening of the Southern California Faire in 2004.  See “Liquidity and Capital Resources.”

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

The Northern California Renaissance Faire operated four weekends in September 2003 and three weekends in September, 2002.  In spite of the additional weekend of operation of the Northern California Faire in the third quarter of 2003, revenues increased less than 1% or $44,718 from $6,096,924 in 2002 to $6,141,642 in 2003.  A decline in attendance at the Company’s Northern California and New York Faires is the major reason for lower than expected revenues for the third quarter.  Attendance at the Northern California Faire declined 37% and New York decreased 11% as compared to the same period in 2002.

Cost of sales decreased $87,526 or 5% from $1,816,718 in 2002 to $1,729,192 in 2003. This decrease is largely attributable to cost savings and lower cost of goods attributable to a decline in attendance levels in 2003.

Total operating expenses (year-round operating costs and corporate overhead) increased $138,666 or 4%, from $3,287,381 in 2002 to $3,426,047 in 2003.  Of the operating expenses, salaries increased

2%, from $1,255,548 in 2002 to 1,285,459 in 2003 reflecting a $29,911 increase for the 2003 period as compared to the 2002 period.  Advertising expense showed an increase of $32,428 or 4%, from $840,622 in 2002 to $873,050 in 2003.  Both salaries and advertising expense increased as a result of the additional weekend of operation of the Company’s Northern California Faire in September, 2003 as compared to 2002.  Depreciation and amortization increased 8%, from $85,326 in 2002 to $92,408 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) increased $69,245 or 6%, from $1,105,885 in 2002 to $1,175,130 in 2003.  The change in other operating expenses is due to an increase at the Ski Center of approximately $80,000 in other operating expense for the third quarter 2003 as compared to 2002.

As a result of the foregoing, net operating income (before interest charges and other income) decreased $6,422 or 1%, from $992,825 for the 2002 period to $986,403 for the 2003 period.

Interest expense increased $6,965 or 5%, from  $130,296 in 2002 to $137,261 in 2003.  Other income increased $6,526 from $7,462 in 2002 to $13,988 in 2003.  Interest income decreased $5,676, from $9,712 in 2002 to $4,036 in 2003.

Combining net operating income with other income/expense resulted in a $12,537 decrease in net income before taxes, from income of $879,703 for the 2002 period to income of $867,166 for the 2003 period.

Net income to common stockholders also decreased $12,537, from $879,703 for the 2002 period to $867,166 for the 2003 period.  Finally, net income per common share decreased from $0.41 for the 2002 period to $0.40 for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues increased  $943,146 or 10% from $9,884,722 in 2002 to $10,827,868 in 2003. The Ski Center revenue for the first nine months of 2003 was approximately $1.1 million.  This additional revenue was offset by lower than expected revenue and attendance at three of the Company’s four Renaissance Faires.  Attendance at the Southern California Faire dropped 12%, Northern California Faire declined 37% and New York decreased 11% as compared to the same period in 2002.

Cost of sales decreased $36,589 or 1% from $2,697,997 in 2002 to $2,661,408 in 2003.  The Ski Center cost of sales was approximately $100,000 for this time period.  This decrease is largely attributable to cost savings and lower cost of goods attributable to a decline in attendance levels in 2003.

Total operating expenses (year-round operating costs and corporate overhead) increased $797,427 or 12%, from $6,455,824 in 2002 to $7,253,251 in 2003.  Of the operating expenses, salary expense increased $342,934 or 13% from $2,597,308 in 2002 to $2,940,242 in 2003.  Salary expense for the Ski Center was $405,808 for the first nine-months of 2003.  Advertising expense showed an increase of $10,565 or 1%, from $1,313,214 in 2002 to $1,323,779 in 2003 of which $40,000 is attributable to the Ski Center.  Depreciation increased 15%, from $230,047 in 2002 to $264,835 in 2003.  Other operating expenses (all other general and administrative expenses of the Company) increased $409,140 or 18%, from $2,315,255 in 2002 to $2,724,395 in 2003.  For the nine months ended September 30, 2003, other operating expenses for the Ski Center totaled approximately $320,000.  The remainder of the difference in other operating expenses is due to increase in insurance expense (approximately $90,000).

As a result of the foregoing, net operating income (before interest charges and other income) increased 25% from $730,901 for the 2002 period to $913,209 for the 2003 period.

Interest expense increased $9,509 or 2%, from  $392,914 in 2002 to $402,423 in 2003.  Other income increased $28,223, from $47,760 in 2002 to $75,983 in 2003.  Interest income decreased $8,229, from $28,428 in 2002 to $20,199 in 2003.

Combining net operating income with other income/expense resulted in a $192,793 increase in net income before taxes, from $414,175 for the 2002 period to $606,968 for the 2003 period.

Net income to common stockholders also increased, from $414,175 for the 2002 period to $606,968 for the 2003 period.  Finally, net income per common share increased from $0.19 for the 2002 period to $0.28 for the 2003 period, based on 2,144,889 weighted average shares outstanding in both years.

Liquidity and Capital Resources

The Company’s working capital surplus widened during the nine-months ended September 30, 2003, from a deficit of ($48,697) at December 31, 2002 to a surplus of $543,112 at September 30, 2003.  The Company’s working capital requirements are greatest during the period from January 1 through May 1, when it is incurring start-up expenses for its first Faire of the season, the Southern California Faire.

During the first four months of fiscal 2002, the Company raised capital in the amount of $100,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($50,000), and a party affiliated with the Chairman of the Board.  The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share.  Interest is due and payable quarterly and the notes were initially set to mature on August 31, 2003.  The maturity date of the note to Mr. Leavell ($50,000) was extended until November 30, 2003 under the same terms and conditions as the original offer.  The remaining $50,000 note was retired in August, 2003.

During the first nine months of fiscal 2000, the Company raised capital in the amount of $575,000 through the issuance of 12% subordinated promissory notes. The funds were provided by Charles S. Leavell, Chairman of the Board of Directors ($250,000), J. Stanley Gilbert, President and Director ($225,000), and one other investor.  The notes were issued in units, each unit consisting of two promissory notes of equal principal, identical in nature except that one note is convertible to common stock at a price of $0.30 per share. Interest was due and payable quarterly and the notes matured August 31, 2001.  On the maturity date, the non-convertible portion of the notes were retired.   The maturity date for the convertible portion of the notes was extended until November of 2003 under the same terms and conditions as the original offer.

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

In July, 2003, the CEO and Chairman of the Board of Directors (Lender) extended the Company a line of credit in the amount of $220,000 under the same terms and conditions of the Lender’s loan agreement with the bank.  Generally, the interest rate is indexed to the highest prime rate on the banks first business day of the calendar week, with a 1% spread over index and the line matures annually on the anniversary date of the loan.  As of September 30, 2003, the Company had drawn $50,000 on this line of credit.

On October 23, 2003, the Company filed a Form 8-K reporting a significant revenue shortfall in 2003 as a result of a decrease in attendance at its Southern and Northern California and New York Faires.  The Company also disclosed its concern that cash reserves would not be sufficient to meet its cash requirements for the balance of 2003, including $337,500 in debt obligations due in November, 2003.  The Company believes it needs to raise approximately $500,000 to $750,000 in additional capital to satisfy the operating capital and debt requirements going forward to the opening of the Southern California Faire in 2004.

Reviewing the change in financial position over the nine months, current assets, largely comprised of cash and prepaid expenses, increased from $1,192,473 at December 31, 2002 to $2,723,479 at September 30, 2003, an increase of $1,531,006 or 128%.  Of these amounts, cash and cash equivalents increased from $642,061 at December 31, 2002 to $1,595,676 at September 30, 2003.  Accounts receivable increased from $23,530 at December 31, 2002 to $179,915 at September 30, 2003.  Inventory increased from $160,500 at December 31, 2002 to $173,575 at September 30, 2003.  Prepaid expenses (expenses incurred on behalf of the Faires) increased from $275,520 at December 31, 2002 to $774,313 at September 30, 2003.  These costs are expensed once the Faires are operating.

Current liabilities increased from $1,241,170 at December 31, 2002, to $2,180,367 at September 30, 2003, an increase of $939,197 or 76%. During the quarter, accounts payable and accrued expenses increased $641,306 or 174% from $369,466 at December 31, 2002 to $1,010,772 at September 30, 2003.  Unearned income, which consists of the sale of admission tickets to upcoming Faires, passes for the Sterling Forest Ski Center and deposits received from craft vendors for future Faires, increased from $447,746 at December 31, 2002 to $719,586 at September 30, 2003.  This revenue is recognized once the Faires and the Ski Center are operating.  The Company’s notes payable accounts for $404,942 of the total current liabilities at September 30, 2003.  This amount is largely attributable to the aforementioned subordinated promissory notes that mature in November, 2003.

Stockholders’ Deficit decreased from ($940,607) at December 31, 2002 to ($333,639) at September 30, 2003, a decrease of $606,968.  This decrease is due to the net income generated during the first nine-months of 2003.

With the permanent closure of the Northern California Faire, management has negotiated a verbal with the landlord regarding final cash requirements to terminate this lease.  The Company’s lease has an exit clause at the end of 2004.  As a result, the Company may be responsible for approximately $150,000 in rental payments for calendar year 2004.  In addition, the lease requires the Company to complete certain capital projects over its term.  The Company estimates it could also be responsible for approximately $175,000 in capital improvements as a result of the termination of this lease.  A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

See “Factors That May Affect Future Operating Results-Need for Additional Capital” regarding the Company’s financing requirements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the Company and its business.

Recent Losses.  The Company has incurred operating losses in all fiscal periods since 1995 except fiscal 2000. For the nine months ended September 30, 2003, the Company reported net income of $606,968.  There is no assurance that the Company will be profitable in any subsequent period.

Need for Additional Capital.  The Company had a working capital surplus of $543,112 as of September 30, 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   On October 23, 2003, the Company filed a Form 8-K reporting that cash reserves would not be sufficient to meet its cash requirements for the balance of 2003, including $337,500 in debt obligations due in November, 2003.  The Company believes it needs to raise approximately $500,000 to $750,000 in additional capital to satisfy its operating capital and debt requirements going forward to the opening of the Southern California Faire in 2004.  Additional capital may be sought through borrowings or from additional equity financing.  Any such additional equity financing may result in additional dilution to investors.  In any case, there can be no assurance that additional capital can be satisfactorily obtained, if and when required.

Competition.  The Company faces significant competition from numerous organizations throughout the country which offer Renaissance Faires and other entertainment events, including amusement parks, theme parks, local and county fairs and festivals, some of which possess significantly greater resources than the Company, and in many cases, greater expertise and industry contacts.  The Company estimates that there are currently 20 major Renaissance Faires produced each year in the United States.  In addition, the Company estimates that there are 100 minor Renaissance Faire events held throughout the United States each year, ranging in duration from one day to two weekends.

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

Item 3.  Controls and Procedures.

Our management, including our Chief Executive Officer/Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material change in litigation previously reported.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(A)   EXHIBITS

Exhibit No		Title

	3.0(i)	Amended and Restated Articles of Incorporation, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
	3.0(ii)	By-Laws, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*	3.1	Articles of Amendment to the Articles of Incorporation.
	4.1	Specimen Certificate of Common Stock, incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on Form 8-A filed with the Commission on April 12, 1994.
*	4.2	Renaissance Entertainment Corporation 1993 Stock Incentive Plan. (1)
*	10.1	Specimen Vendor and Exhibitor Agreement for the Bristol Renaissance Faire.
*	10.2	Specimen Vendor and Exhibitor Agreement for the Northern and Southern Renaissance Pleasure Faires.
*	10.3	Specimen Bristol Renaissance Faire Concession Agreement.
*	10.4	Specimen Bristol Renaissance Faire Games Concession Agreement.
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

10.38

Amendment dated January 16, 2002 to. San Bernardino County Community and Cultural Resources Department lease dated June 27, 2000 incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

** 31.1	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Section 1350 Certifications.

*                                         Incorporated by reference from the Company’s Registration Statement on Form SB-2, declared effective by the Commission on January 27, 1995, and the Post-Effective amendments thereto.

**                                  Filed herewith.

(b)  REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K on October 23, 2003, reporting under Item 5 of the form, a significant revenue shortfall in 2003 as a result of a decrease in attendance at its Southern and

Northern California and New York Faires.  The Company also reported its concern that cash reserves would not be sufficient to meet its cash requirements for the balance of 2003, including $337,500 in debt obligations due in November, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE ENTERTAINMENT CORPORATION

Date:	November 14, 2003	/s/ Charles S. Leavell
Charles S. Leavell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Leavell	Chairman of the Board,	November 14, 2003
Charles S. Leavell	Chief Executive and Chief
Financial Officers

/s/ Sue Brophy	Chief Accounting Officer and Controller	November 14, 2003
Sue Brophy